Form 10-K
period 1999-12-31
FREEMARKETS INC
filed 2000-03-16
CIK 949968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-27913
                               FREEMARKETS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           04-3265483
 (State or Other Jurisdiction of Incorporation or
                   Organization)                           (I.R.S. Employer Identification No.)

                 ONE OLIVER PLAZA
                 210 SIXTH AVENUE
                  PITTSBURGH, PA                                           15222
     (Address of Principal Executive Offices)                           (Zip Code)

                  Registrant's telephone number, including area code: (412) 434-0500

                      Securities registered pursuant to Section 12(b) of the Act:
                Title of Each Class                      Name of Each Exchange on Which Registered
                       NONE                                           NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $5,629,830,517 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's common stock outstanding as of the close of business on March 1, 2000 was 35,481,605.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the definitive Proxy Statement of FreeMarkets, Inc. to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

THE COMPANY

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. We created online auctions for over $2.7 billion worth of purchase orders in 1999 and nearly $1.0 billion worth of purchase orders in 1998. Since 1995, we have created online auctions for products in more than 70 supply verticals, including injection molded plastic parts, commercial machinings, metal fabrications, chemicals, printed circuit boards, corrugated packaging and coal. More than 3,000 suppliers from over 45 countries have participated in our auctions.

     We provide access to our online auction marketplace to industrial buyers and suppliers. The FreeMarkets marketplace includes proprietary online auction technology, technical operations, market making services, access to a global database of suppliers and supplier research, call center support to buyers and suppliers in over 30 languages and marketplace rules. Our current clients include the Commonwealth of Pennsylvania, United Technologies Corporation, The Quaker Oats Company, Owens Corning, Eaton Corporation, Emerson Electric Company, FirstEnergy Corp., SmithKline Beecham plc, Navistar International and Delphi Automotive Systems Corporation.

INDUSTRY BACKGROUND

  GROWTH OF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

     The Internet is one of the fastest-growing means of communication, reaching consumers and businesses globally. As the number of Internet users has grown, businesses have increasingly recognized the power of the Internet to streamline complex processes, lower costs and improve efficiency. Forrester Research expects business-to-business electronic commerce to grow more rapidly than business-to-consumer electronic commerce over the next several years. Forrester Research estimates that business-to-business electronic commerce will grow from $109 billion in 1999 to $1.3 trillion in 2003, accounting for 90% of the dollar value of electronic commerce in the United States by 2003, and total electronic commerce worldwide may reach as high as $3.2 trillion by 2003.

     Auctions targeted at consumers are a popular application of Internet technology. Forrester Research projects that the value of goods sold through Internet auctions will increase from $8.7 billion in 1998 to $52.6 billion in 2002. The popularity of consumer-oriented auction sites and the opportunity presented by business-to-business electronic commerce have spurred the creation of business-to-business Internet auction sites. However, we believe that these auction sites have not adequately addressed the problems faced by manufacturers who purchase "direct materials"--the industrial parts and raw materials that are incorporated into finished products.

  INEFFICIENCIES OF SUPPLY MARKETS FOR DIRECT MATERIALS

     Based on industry research and government statistics, we estimate that manufacturers worldwide purchase approximately $5 trillion of direct materials each year. Due to inefficiencies in the markets that supply these materials, we think that buyers at times pay prices that are too high. We believe that these inefficiencies result in part from the following factors:

     - CUSTOM-MADE PRODUCTS HAVE NO STANDARD PRICES. Direct materials are often custom-made or adapted to a buyer's specifications. Because these materials are typically not standardized, they ordinarily cannot be ordered from catalogs at list prices. Without catalogs or list prices, buyers cannot easily obtain comparative price information.

     - QUALITY CAN BE AS IMPORTANT AS PRICE. Because manufacturers use direct materials as components in finished products, quality is critical. There is often little standardized information on direct material quality. As a result, when selecting suppliers, buyers frequently must spend significant effort compiling their own information to compare quality as well as price.

     - SUPPLY MARKETS ARE FRAGMENTED. Supply markets for direct materials often contain hundreds of potential suppliers. This fragmentation makes it difficult for buyers to understand the entire supply market for the products they are buying and to evaluate and select potential new suppliers.

     The need for customization, the importance of quality and the fragmentation of supply markets complicate the process by which buyers purchase direct materials. This complexity often leads buyers to rely on suppliers with whom they have dealt in the past, making it difficult for new suppliers to compete for business. Because these factors limit competition among suppliers, buyers may pay higher prices or obtain lower quality than they would in a more efficient market with better information and more readily available alternative sources of supply.

     We believe that neither software nor Internet technology alone can provide an adequate solution for buyers of direct materials. Rather, we think that the creation of an efficient market for these materials requires a solution that combines buyer-oriented Internet technology with services that are customized to buyers' needs.

THE FREEMARKETS SOLUTION

     We combine our proprietary BidWare Internet technology with our in-depth knowledge of supply markets to help industrial buyers obtain lower prices and make better purchasing decisions. In a FreeMarkets online auction, multiple suppliers from around the world can submit bids for a buyer's purchase order in a real-time, interactive competition. Our auctions, in contrast to those designed for sellers, are "downward price" auctions in which suppliers continue to lower their prices until the auction is closed. For each auction, we work with our client to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. This service, which we call "market making", creates a custom market for the goods or services being purchased by our client in a particular auction. Our solution provides:

     - SUBSTANTIAL SAVINGS. Our online auctions can deliver substantial savings to our clients. Depending upon the nature of the direct materials or services being bid, savings typically range from a few percentage points on purchases of commodities to more than 25% on purchases of custom industrial components, with even greater savings at times. Clients often begin to save with the first auction we conduct.

     - ROBUST INTERACTIVE TECHNOLOGY. Our BidWare Internet technology facilitates dynamic competitive bidding by enabling suppliers to submit bids in real time and to view competing bids within seconds after their submission. Our technology is also flexible. We can easily configure our BidWare technology in many different formats to address the characteristics of a specific supply market and to achieve the particular objectives of each of our clients. In addition, we engage in a continuous process of improving our technology by adding new functions and features that we develop through our auction experience.

     - TAILORED APPROACH TO CLIENTS' NEEDS. We tailor our services to meet the needs of each client. Our clients are typically large corporations that purchase a wide variety of industrial parts, raw materials, commodities and services. Each client has its own unique organizational structure, approach to purchasing and purchasing objectives. We work with each client to identify the portions of their purchases that are best suited for our market making approach, and we design a program of services that meets their needs.

     - IN-DEPTH KNOWLEDGE OF SUPPLY MARKETS. We develop and manage specialized information about many different product categories. Each time we conduct an auction for a client, we add to the knowledge we can apply to our business. We maintain a database of thousands of potential suppliers, with information about their manufacturing processes, quality assurance practices, market focus and facilities. This in-depth knowledge enables us to provide our clients with market information that they cannot easily generate themselves or obtain from other sources.

     - MARKET INTEGRITY. We have designed our market making service to enable our clients to evaluate competing suppliers on the basis of price, quality and performance in a process that is intended to be fair to all participating suppliers. The request for quotation that is sent to potential suppliers provides detailed and clear specifications, so that all suppliers who participate in a FreeMarkets online auction have consistent information to use as a basis for their bids. Buyers and suppliers who participate in our auctions agree in advance to a set of auction rules which are designed to ensure the integrity of the markets that we create. These rules give participating suppliers the confidence to submit their best bids.

THE FREEMARKETS STRATEGY

     We seek to be the world's leading provider of business-to-business online auctions and related services and technology. The key elements of our strategy are:

     - EXTEND OUR CLIENT BASE. We intend to extend our client base in our target market of Global 1000 corporations and other large enterprises, particularly those whose purchasing needs include custom-engineered industrial parts or other customized goods or services obtained from fragmented supply markets. We also successfully serve the Commonwealth of Pennsylvania and believe that our service can attract other governmental entities. In order to become better known in our target markets, we plan to hire additional sales and marketing personnel and increase our marketing and advertising expenditures on brand development.

     - EXPAND INTO ADDITIONAL PRODUCT CATEGORIES. We intend to expand into additional product categories where our online auctions can continue to generate savings for buyers. We plan to identify these markets by working with our existing and prospective clients to determine additional direct material categories that would be appropriate for our solution and by hiring personnel with expertise in a variety of product categories. We believe that knowledge of additional product categories will enable us to expand our relationships with our existing clients, as well as to serve new clients.

     - GROW INTERNATIONAL PRESENCE. We have recently expanded our operations in Europe and have opened offices in Asia. We plan to continue to expand in these markets and to create a presence in Latin America to better serve multinational enterprises. We have served buyers in the United States, Europe and Asia, with over 3,000 suppliers from more than 45 countries participating in our online auctions. We believe that we can assist buyers in identifying potential suppliers worldwide and that our service will continue to be attractive to buyers based outside the United States.

     - FOSTER A CULTURE OF EXCELLENCE AND CLIENT SERVICE. We intend to continue to employ rigorous recruiting, training and evaluation practices to help us attract and retain employees who dedicate themselves to delivering outstanding results to our clients. Since our inception, we have emphasized the creation of an environment of excellence and client service. We believe that our commitment to excellent service has led and will continue to lead to new client referrals from satisfied buyers who have used our auctions.

     - ADD BIDDING FEATURES AND AUTOMATION TOOLS. We intend to continue to add functions and features to our BidWare technology. These functions and features will facilitate our ability to provide to new and existing clients additional services, such as upward-price auctions and trading exchanges for used equipment and excess inventory. We also intend to develop new tools that will automate portions of our market making process, enhancing the value we can provide to clients and improving the scalability of our business.

     - EXPAND OUR ASSET RECOVERY MARKETPLACE. We recently announced the execution of a definitive agreement to acquire iMark.com, Inc., an Internet marketplace for surplus equipment and inventory. We intend to expand the operations of iMark.com by combining its Internet marketplace with our existing asset recovery website in order to provide a full range of assets recovery services and client support to buyers and sellers of surplus equipment and inventory.

     - DEVELOP STRATEGIC RELATIONSHIPS. We intend to develop strategic relationships with vendors of enterprise resource planning and other software, systems integrators, other Internet marketplaces and consulting firms to encourage the adoption of our technology and the use of our services.

THE FREEMARKETS MARKET MAKING PROCESS

     We help our clients obtain lower prices and make better purchasing decisions. Our process combines auction services and our proprietary BidWare Internet technology. We call this process "market making" because we create a custom market for the direct materials, commodities or services being purchased in each FreeMarkets online auction. To make each custom market, we work with a client, typically over a period that ranges from two to eight weeks, to accomplish the following:

                 Prepare          Select Suppliers
Identify         Request          and Distribute        Conduct        Implement
Potential        for              Request for           Online         Results
Savings          Quotation        Quotation             Auction

     IDENTIFY POTENTIAL SAVINGS. We work with our client to identify which of its purchases seem best suited to our market making process. Although our online auctions generate savings on many types of products, the potential savings are particularly dramatic for direct materials that are custom-made to a buyer's specifications and available from many different suppliers. Examples include injection molded plastic components, metal fabrications, commercial machinings, printed circuit boards, fasteners and corrugated packaging. Other types of products, including commodities such as chemicals and coal, can also be appropriate for our process because market conditions are volatile and purchase prices may change with each transaction.

     PREPARE REQUEST FOR QUOTATION. Once a suitable purchase has been identified, we work with our client to prepare a request for quotation. The request for quotation is our client's specification of the materials to be auctioned. This specification is sent to selected suppliers to help them prepare their bids. Because many direct materials must be custom-made to a buyer's specifications, it is essential for the request for quotation to specify precisely all of our client's requirements, including the applicable technical characteristics, quality and logistics requirements and commercial terms. An auction typically includes components with different characteristics or delivery locations, so we group components into auction lots with the goal of creating meaningful competition in each lot.

     SELECT POTENTIAL SUPPLIERS AND DISTRIBUTE REQUEST FOR QUOTATION. While the request for quotation is being prepared, the supplier selection process begins. We start with a target list of suppliers that includes those known to our client and others we identify from our supplier database or additional market research. After a detailed screening process, our client selects a list of potential suppliers. Because most industrial purchases are made from a select group of potential suppliers, our online auctions are private, and only those suppliers that our client ultimately invites may participate. Privacy is important because the information contained in the request for quotation is highly confidential and our client will award a purchase order only to a qualified supplier. Once our client has selected potential suppliers, we provide these suppliers with the request for quotation to enable them to prepare for the auction. Before auction day, we train suppliers in the use of our BidWare software.

     CONDUCT ONLINE AUCTION. After potential suppliers have been selected and trained, we conduct an online auction. During the auction, suppliers remain anonymous to one another but can see competing price bids in real time, while our client can see both the identity and current bid of each supplier. An auction typically lasts for one to three hours. The activity is fast-paced, with suppliers generally submitting bids every few minutes, and often more frequently as the closing time for each lot nears. Our Market Operations Centers in Pittsburgh and Brussels provide continuous support to our clients and the suppliers involved in our auctions throughout the process. We monitor auction performance, send real-time messages to participants and strive to ensure that all bidders can participate effectively. We believe that our active involvement during auctions makes our process more reliable. We can support auction participants in more than 30 different languages. We consider this to be a critical skill in helping clients to buy from suppliers around the world.

     IMPLEMENT RESULTS. After the online auction has been completed, we assist our client in analyzing and implementing auction results so that our client can award a purchase order to the supplier or suppliers providing the best overall value. In some situations, our client can make an award decision and issue a purchase order soon after an auction. In other instances, our client may perform additional analyses and due diligence before making an award. Because awards may be based not only on price, but also on non-price factors such as quality and delivery capabilities, the low bidder does not always win a FreeMarkets online auction. Our client ultimately makes the final award decision.

CASE STUDIES

     The examples that follow illustrate how the FreeMarkets market making process helps clients achieve savings on their direct materials purchases. Each auction we conduct is a distinct event, with a different mix of participants and products. The results of any auction cannot be predicted and may not be replicated.

  UNITED TECHNOLOGIES CORPORATION

     We have conducted over 60 auctions for United Technologies since 1996. The case study presented below describes a single auction we conducted in 1997 for a three-year contract to purchase injection molded plastic parts used in heating, ventilating and air conditioning equipment. The auction resulted in projected savings, estimated after final supplier selection, of $1.2 million per year, or $3.6 million over the life of the contract. This represented a 12% savings when compared to the previous prices paid by United Technologies for these parts.

     IDENTIFY POTENTIAL SAVINGS. We worked with United Technologies to identify injection molded plastic parts purchased by four different plants as suitable for an online auction. The package to be auctioned included 159 different parts, all to be produced to United Technologies' specifications. These parts represented a total of $29.1 million of purchases over the three-year life of the contract to be bid, or $9.7 million annually, based on the previous prices paid by United Technologies.

     PREPARE REQUEST FOR QUOTATION. We worked with United Technologies to write a request for quotation describing the parts to be auctioned. The request for quotation included blueprints and material specifications, as well as other technical details needed by suppliers to prepare their bids. We grouped the 159 parts into 10 different lots, reflecting differences in part size, materials and special treatments required for the finished parts.

     SELECT POTENTIAL SUPPLIERS AND DISTRIBUTE REQUEST FOR QUOTATION. We helped United Technologies to select appropriate suppliers for each of the 10 lots. We identified potential suppliers from among those used by United Technologies in the past, from our database and from research that we performed during this project. All suppliers completed surveys designed to profile their capabilities as plastic molders and assess their quality assurance practices. Because the parts varied from small, decorative items to large, functional items, it was necessary to select and to distribute the request for quotation to a diverse group of suppliers to ensure that we had a sufficiently competitive market for each of the 10 lots. Ultimately, United Technologies selected 36 different suppliers to participate in the auction and shipped a request for quotation to each.

     CONDUCT ONLINE AUCTION. The auction began at 11:00 a.m. Eastern Time and open bidding ensued on all 10 lots. Within eight minutes of the auction's opening, 40 bids had been received, and the aggregate low bid for all 10 lots stood at an amount that represented $27.5 million over the three-year life of the contract. At this point, the projected savings equaled $1.6 million, or 5%, below the amount that United Technologies would have paid over three years based on the previous prices they had paid for these parts. The first lot closed at 12:07 p.m., with a total of 132 bids having been placed, 12 of which had been received in the final 10 minutes of bidding. The remaining lots closed sequentially over the next three hours, allowing bidders to concentrate on each lot individually in the intense final minutes of bidding.

     IMPLEMENT RESULTS. We worked with United Technologies to assess bidding results. Because non-price factors were also important, we had informed suppliers in advance that low bidders would not automatically win, just as low bidders would not automatically win in more traditional bidding processes. Ultimately, United Technologies received 382 bids on the 10 lots from 28 suppliers, and selected six suppliers. If United Technologies purchases the full auctioned volume over the contract life, then it will pay an aggregate purchase price of $25.5 million over the three-year period, saving $3.6 million, or 12%, over the life of the contract.

OTHER EXAMPLES

     Since 1995, we have created similar online auctions for more than 50 clients. The examples below illustrate the savings that we have helped our clients achieve on purchases in a variety of product categories.

     PRINTED CIRCUIT BOARDS. In January 1998, we conducted two online auctions for multi-layered printed circuit boards on behalf of a Fortune 100 corporation, which resulted in aggregate savings of $10.6 million per year, or $31.7 million over the life of the three-year contract bid. This represented savings of 43% below the prices our client previously paid for these components. The package, on which 29 suppliers from Europe, Asia and North America bid, included 383 different printed circuit board designs. Based on the low bid price achieved in these auctions, these components would represent $41.8 million of purchases over a three-year period, or $13.9 million annually.

     COMMERCIAL MACHININGS. In April 1999, we conducted an online auction for commercial machinings on behalf of an electrical products company, which resulted in savings of $2.1 million per year, or $6.3 million over the life of the three-year contract bid. This represented savings of 24% below the prices our client previously paid for these components. The package included 813 different precision machined metal components, which previously were produced by as many as 56 different suppliers. One of our client's objectives for this auction was to reduce the number of suppliers. We expect that, as a result of our auction, our client will ultimately purchase the components in this package from approximately 15 suppliers. The bidders during this auction participated simultaneously from Taiwan, India, Hong Kong, Malaysia, Mexico and the United States. Based on the low bid price achieved in our auction, these components would represent $19.8 million of purchases over a three-year period, or $6.6 million annually.

     LABELS. In June 1999, we conducted an online auction for packaging labels on behalf of a major consumer packaged goods company, which resulted in annual savings of $1.5 million. This represented savings of 41% below the prices our client previously paid for these labels. The package, on which three suppliers bid, included 76 different labels. Based on the low bid price achieved in our auction, these labels would represent $2.1 million of purchases over the one-year term of the contract bid.

     ROCK SALT. In July 1999, we conducted an online auction for rock salt on behalf of a government purchasing organization, which resulted in annual savings of $2.5 million. This represented savings of 8% below the prices our client previously paid for this material. The package, on which nine suppliers bid, included solar and mined rock salt used to melt ice on winter roads. Based on the low bid price achieved in our auction, this material would represent a total of $31.1 million of purchases over the one-year term of the contract bid.

PRODUCT CATEGORIES

     We create online auctions for our clients in a wide variety of product categories, ranging from commodities to custom-engineered components. The number of product categories in which we have conducted auctions grew to more than 70 as of December 31, 1999. The following list includes some of the product categories in which we have had the most experience:

Ball bearings              Corrugated packaging  Injection molded plastics  Pallets
Chemicals                  Die castings          Metal fabrications         Printed circuit boards
Coal                       Diesel fuel           Metal stampings            Service center metals
Commercial machinings      Fasteners             Molded rubber              Sugar
Computer monitors          Hotel services        Motor freight              Transformers

     Most industrial buyers make purchases in a range of product categories, so we believe it is important that we address a comparable range. We typically conduct auctions in a product category for multiple clients, so we gain knowledge and improve productivity over time through repeated auctions.

CLIENTS

     Our clients are among the world's largest buyers of industrial parts, raw materials, commodities and services. To date, we have created online auctions for more than 50 clients. We served the following clients in 1999:

Allegheny Ludlum Corporation    Fleetguard/Nelson, Inc.           Northern Border Pipeline Company
BP Amoco Corporation              (which does business as           (a subsidiary of Enron)
Cinergy Services, Inc.          Cummins Engine)                   Owens Corning
Commonwealth of Pennsylvania    General Electric Company          Pepsico, Inc.
Compagnie de Saint-Gobain         (acting through its             The Quaker Oats Company
Conopco, Inc.                     GE Industrial Systems           Ralston Purina Company
  (which does business as         business component)             Raytheon Company
Unilever                        General Motors Corporation        Reliant Energy, Incorporated
  Home & Personal Care USA)     Hillenbrand Industries, Inc.        (formerly known as Houston
Dell Computer Corporation       Honeywell International Inc.        Lighting & Power)
Delphi Automotive Systems         (formerly AlliedSignal Inc.)    Remington Arms Inc.
  Corporation                   ISPAT Mexicana, S.A. de C.V.      SmithKline Beecham plc
Dofasco Inc.                    McKinsey & Company, Inc. Austria  TRW Inc.
The Dow Chemical Company          (together serving Voest Alpine  United Technologies Corporation
Eaton Corporation                 Industries Company)             Visteon Automotive Systems
Emerson Electric Company        Navistar International            Welch Foods Inc.
FirstEnergy Corp.

     We provide services to our clients under agreements that range from a few months to four years. These agreements are typically cancelable by our clients on minimal notice and without substantial penalties. Our agreements typically provide us with revenues from fixed monthly fees. Some of our agreements also include performance incentive payments that are contingent upon our client achieving specific auction volume or savings thresholds, or both. Our agreements may also provide for sales commissions to be paid to us upon shipment of the auctioned items from the winning supplier to our client. We never take title to or possession of any of the products purchased through our auctions. We also do not oversee delivery of or payment for these products.

SALES AND MARKETING

     We sell our services through our direct sales organization. As of December 31, 1999, our direct sales force consisted of 21 sales professionals, organized along buyer industry lines. We plan to expand our direct sales force and the number of buyer industry sectors for which we have specialists on our staff.

     We typically target our sales efforts at senior purchasing executives and other senior executives within a buying organization. When a prospective client is interested in working with us, we analyze which portions of its direct material purchases are best suited to our market making process. Throughout this analysis, we work with the prospective client to negotiate terms of a service agreement.

     New clients often enter into short-term agreements with us in order to try our service before making a longer-term commitment. Because our technology need not be integrated with the client's existing information technology infrastructure, short-term agreements can quickly result in savings for our client. Our short-term agreements typically last three to six months, during which time we prepare and conduct a range of auctions. Our goal through this process is to demonstrate our capability to provide savings and to obtain a longer-term service agreement with the client.

     Our marketing efforts focus on general communications and on obtaining referrals from our existing clients. We participate in trade conferences and purchasing industry forums, and advertise in major airports and business publications. We intend to increase our advertising and marketing expenditures in an effort to become better known in our target markets. These expenditures will cover the addition of sales, marketing and business development personnel, increased advertising in professional journals and general business and trade media, increased media relations, increased presence at purchasing and technology trade conferences, and continuing improvements to our website.

TECHNOLOGY AND OPERATIONS

     We have built our proprietary auction technology called BidWare to create highly-interactive auctions tailored to the needs of industrial purchasers. Our Internet-based BidWare technology provides an easy-to-use graphical interface that suppliers use to submit bids and that our clients use to watch their auctions progress. Suppliers participate from their own offices, where key decision makers submit bids. Our BidWare technology provides nearly instantaneous response, displaying these bids to all users within seconds of submission. A truly dynamic auction results, as buyers watch prices decrease before their eyes.

     Our BidWare technology is designed for high-value online bidding involving complex market conditions. This Internet-based technology supports global, real-time auctions and has driven more than $4 billion in global business-to-business commerce. Our BidWare technology supports a significant number of auction formats, enabling global suppliers to bid in multiple currencies, across multiple countries for multi-year contracts, all over the Internet.

     We operate Market Operations Centers in Pittsburgh and Brussels to ensure that our auctions are actively managed and run smoothly. We strive to make our auctions extremely reliable, both through our operations methodology and the quality of our BidWare software. The BidWare architecture contains many features to monitor and control auctions so that our Market Operations Centers can quickly respond in the event of technical or other difficulties. In addition, the staff in our Market Operations Centers actively support bidders before and during auctions, helping to further ensure the reliability of our service. Although we have taken extensive measures to ensure the reliability of our auctions, we cannot guarantee that we will not have technical interruptions or failures in the future.

     Our BidWare technology includes: real-time price feedback, which allows bidders to see market dynamics at work; an overtime feature that extends the market bid time in highly competitive situations; continuous remote connections with bidders worldwide; and advanced security features to protect the confidentiality of online bids. Our technology also incorporates a wide range of bidding features and auction formats that we developed to address specific needs of industrial purchasers. Examples of the types of auctions we can conduct using our BidWare technology include:

     - "transformation auctions", where our clients can make direct price comparisons of similar products with unique attributes (such as coal from different mines);

     - "multi-currency auctions", where our clients and suppliers can choose to monitor the auction in the currency of their choice;

     - "index auctions", where our clients can bid upon commodities characterized by volatile pricing, against known indices (such as agricultural commodities); and

     - "net present value auctions", where our clients can evaluate proposals that have varying prices over time (such as materials for which suppliers bid decreasing costs over time to reflect anticipated productivity improvements).

     Because our BidWare technology may be operated in many different formats and set many different control parameters, we can create tailored auctions that address particular industrial purchasing situations.

     We spent $842,000 on research and development in 1998 and $4.9 million in 1999. We plan to increase our research and development expenditures to continue adding features to our technology and to develop new Internet-based purchasing automation tools. We plan to continue to develop tools to manage purchasing information customized for specific clients. We believe that these tools may enable us to increase our employees' productivity and allow us to serve more clients as we further automate our services. We may also be able to derive additional revenues from operating these tools for clients.

COMPETITION

     A number of companies provide services or products to the market for business-to-business electronic commerce, and existing and potential clients can choose from a variety of current and potential competitors' services. Competition in this market is rapidly evolving and intense, and we expect competition to further intensify in the future. We currently or potentially will compete with a number of other companies, including:

     - well-financed entrepreneurial start-ups that offer similar services or services perceived by a client to be similar;

     - providers of electronic commerce technology extending their offerings to include services or technology similar to ours;

     - business-to-business exchanges that are established by industrial companies and are designed to provide industry-wide electronic procurement solutions;

     - professional service and consulting firms and others offering services similar to ours; and

     - providers of stand-alone software products that make available to buyers technology for conducting online auctions.

     Our online auction service is one of many alternative approaches to purchasing that buyers may consider. Many of our current and potential competitors are larger and more established and have significantly greater resources than we do. As a result, some of our current or potential competitors may be able to commit more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology development. In order to respond to changes within this competitive environment, we may from time to time make pricing, service, marketing or other strategic decisions that could adversely affect our operating results. In addition, competitors may introduce products or services that appear to be the same as ours, despite actual differences. In such an environment, we face the risk that buyers will confuse our services with those of our competitors or choose the services of a competitor with greater resources. We also face the risk that buyers may attain poor results with other products or services and lose interest in trying our services. We may not be able to keep our current clients or secure new ones in light of these issues.

INTELLECTUAL PROPERTY

     We regard the protection of our intellectual property rights to be critical to our success. We rely or expect to rely on a combination of patent, copyright, trademark, service mark and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require employees and independent contractors to enter into confidentiality and invention assignment agreements and require some of our employees to enter into non-competition agreements. We also have non-disclosure agreements with our clients and with suppliers who participate in our online auctions. We do not sell our BidWare software to our clients or to suppliers, but rather license it for the limited purpose of enabling buyers to view our online auctions and suppliers to submit bids. The contractual provisions and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.

     BidWare, BidServer and FreeMarkets are registered trademarks of FreeMarkets in the United States, and BidWare is a registered trademark of FreeMarkets in Hong Kong and the European Community. We have cleared the opposition period in the European Community for our trademark application for FreeMarkets and we have applied for these trademarks in other jurisdictions, including China, Japan and Singapore. We have also applied for United States and foreign registration for many marks associated with our business, including the FreeMarkets logo, FreeMarketPlace, CBE, Smart RFQ and a family of HUB marks including CoalHub, SupplyHub and FuelHub.

     We have filed patent applications in the United States with respect to proprietary features of our technology which we currently use or intend to use in the future including applications relating to how we conduct auctions and the business processes for making markets and innovative uses of sophisticated auction techniques. We cannot assure you that these patents will be issued, or that even if issued, these patents will not be successfully challenged by others or invalidated or will adequately protect our technology or processes or otherwise result in commercial advantages to us.

     We cannot be certain that the steps we have taken to protect our intellectual property will be adequate, that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any such infringement, misappropriation or independent development could harm our future financial results. Additionally, effective patent, trademark, copyright and trade secret protection may not be available in every country where we provide online auction services. At times, we may have to incur significant legal costs and spend time defending our trademarks, copyrights and, if issued, our patents. Any such defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

     There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, copyrights, patents and other intellectual property rights. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

GOVERNMENT REGULATION

     As with many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation applicable to online commerce, other than regulations applicable to businesses in general. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt existing regulations to its use. Future laws, regulations and court decisions may affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, taxation, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because our services are offered worldwide, and we facilitate sales of goods to clients worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business.

     Because we are an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines and penalties and could result in our inability to enforce agreements in that jurisdiction.

     Numerous states have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to our online auction services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations in the future.

EMPLOYEES

     As of December 31, 1999, we had 376 employees worldwide, including 193 in market making, 52 in research and development, 33 in sales and marketing, 33 in technical operations and 65 in administration, human resources, legal, finance and facilities management. None of our employees is represented by a collective bargaining agreement, and we believe that we have good relations with our employees.

RECENT DEVELOPMENTS

     In March 2000, we announced that we have signed a definitive agreement to acquire iMark.com, a privately-held Internet marketplace for surplus equipment and inventory based in Austin, Texas. Under the terms of the agreement, 1,750,000 shares of our common stock and options to acquire our common stock will be exchanged for all outstanding shares, options and warrants in iMark.com. The acquisition will be accounted for as a purchase and is expected to close by the end of March 2000.

CORPORATE HISTORY

     We were originally incorporated in 1995 as "Online Markets Corporation". We changed our name to "FreeMarkets OnLine, Inc." shortly after our formation, and then changed our name again in September 1999 to "FreeMarkets, Inc."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS AND FUTURE PROSPECTS DIFFICULT

     FreeMarkets has a very limited operating history. Our company was founded in 1995 and did not generate a significant amount of revenues until 1998. Because our operating history is so limited, it is very difficult to evaluate our business and our future prospects. We will confront risks and difficulties frequently encountered by companies in an early stage of commercial development in new and rapidly evolving markets. In order to overcome these risks and difficulties, we must, among other things:

     - execute our business and marketing strategy successfully;

     - increase the number of industrial buyers that use our online auction services;

     - attract a sufficient number of suppliers to participate in our online auctions to sustain competitive auctions;

     - enter into long-term agreements with clients who have utilized our services under initial short-term agreements;

     - upgrade our technology and information processing systems so that we can create a wider variety and greater number of online auctions; and

     - continue to attract, hire, motivate and retain qualified personnel.

If we fail to achieve these objectives, we may not realize sufficient revenues or net income to succeed.

WE USE SIGNIFICANTLY MORE CASH THAN WE GENERATE

     Since our inception, our operating and investing activities have used more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. We may need to raise additional capital in the future to meet our operating and investing cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution to their equity ownership.

WE ANTICIPATE FUTURE LOSSES

     We experienced losses for the partial year 1995 and in 1996 and 1997. We achieved a modest profit in 1998, but incurred losses in 1999 as a result of our efforts to invest in the actual and anticipated growth of our business. Our profitability will depend on whether we can increase revenues while controlling expenses. We may not achieve profitability in the future, or sustain any future profitability.

WE HAVE EXPERIENCED REVENUE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CLIENT WOULD REDUCE OUR REVENUES AND NET INCOME

     Revenue concentration from United Technologies, our largest client, was 34% in 1999 and 58% in 1998. Our agreement with United Technologies expires in December 2000 and may be terminated by United Technologies upon 30 days' prior notice. Although United Technologies would be required to pay us a substantial fee upon termination, the fee would not compensate us for the resulting loss of revenues. We may not be able to keep United Technologies as a client in the future, and United Technologies may terminate or fail to renew its agreement with us. The loss of this client would diminish our revenues and operating results, possibly forcing us to curtail our growth plans and incur greater losses.

     Revenue concentration from General Motors Corporation, our second largest client, was 15% in 1999 and 19% in 1998. Our agreement with General Motors was to originally expire in September 2001, but was cancelable by General Motors at any time upon 90 days' prior notice. In January 2000, General Motors notified us that it was exercising its right to terminate the agreement. The termination will become effective in April 2000. General Motors is not required to pay any termination fee for terminating its agreement with us. There was a significant drop in our stock price after the announcement of General Motors' intention to terminate. Any similar terminations from United Technologies or from other clients may also cause our stock price to decrease.

OUR CURRENT CLIENTS OR PROSPECTIVE CLIENTS MAY ESTABLISH THEIR OWN BUSINESS-TO-BUSINESS EXCHANGES.

     In recent months, many industrial companies have announced their intentions to establish their own business-to-business exchanges. These exchanges may provide auction functionality and other services similar to ours and may diminish the need for our services. While we do not know the effect that these exchanges may have on the market for online auction services, it is possible that the existence of these exchanges, or even the anticipated existence of planned exchanges, may result in our losing clients and revenue and may impair our ability to grow our business.

INDUSTRIAL PURCHASERS MAY NOT ADOPT OUR ONLINE AUCTION METHOD OF PURCHASING AT LEVELS SUFFICIENT TO SUSTAIN OUR BUSINESS

     Business-to-business online auction services are a novel method of industrial purchasing, which potential clients may not adopt. If not enough companies adopt our auction method of purchasing, then our business could be harmed. In order to accept our method, buyers must adopt new purchasing practices that are different from their traditional practices. Traditional purchasing is often based on long-standing relationships between a buyer and a few suppliers. Buyers and their suppliers often negotiate prices face-to-face, with buyers frequently directing their business to chosen suppliers based on factors in addition to price. Our services may be disruptive to existing, long-standing supplier relationships because, in order to use our services, a buyer must be willing to open the bidding process to multiple suppliers. Moreover, buyers must be willing to rely less upon personal relationships in making purchasing decisions. We cannot assure you that enough industrial purchasers will choose to adopt our method or do so at sufficient levels to sustain our business.

CLIENTS MAY NOT PURCHASE OUR SERVICES IF WE ARE UNABLE TO GENERATE SIGNIFICANT SAVINGS

     If our online auction services increase the efficiency of any particular supply market, the future likelihood of significant savings to our clients in that market may decrease. Factors beyond our control may limit our ability to generate savings. If the magnitude of savings in particular product categories decreases, we may have difficulty in the future selling our auction services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce our revenues and net income.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT; IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations may result in a decrease in the market price of our common stock.

     Our quarterly revenues often fluctuate because we depend on a relatively small number of clients. We recognize a portion of our revenues from service agreements on a monthly basis as we provide services; the remainder may be contingent on successfully achieving agreed-upon volume and savings objectives. As a result, our quarterly operating results may continue to fluctuate significantly based on the size and timing of monthly fees and based on any contingent compensation we earn.

OUR SPENDING ON INCREASED CAPACITY PRECEDES OUR RECEIPT OF REVENUES; THIS COULD CAUSE OUR GROSS MARGINS TO BE VOLATILE

     We must hire personnel, acquire equipment and expand our facilities in anticipation of receiving revenues in future periods. Because many of our expenses for these activities are components of our cost of revenues, our gross margins could be volatile.

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR NET INCOME WILL BE REDUCED

     We plan to increase expenditures for our sales and marketing efforts, development of new technology, capital improvements to our facilities and improvement of our operational and financial systems. The historical financial information upon which we can base our planned operating costs and capital expenditures is very limited and may not be meaningful. Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to forecast revenues accurately due to our limited operating history. If we fail to predict revenues accurately in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our net income will be negatively affected.

WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

     If we cannot attract and retain adequate qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to clients and grow our business depends, in part, on our ability to attract and retain staff with college and graduate degrees as well as professional experiences that are relevant for market making, technology development and other functions we perform. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow our business.

THE CAPACITY CONSTRAINTS OF OUR PERSONNEL AND TECHNOLOGY RESOURCES MAY LIMIT OUR GROWTH

     If we are unable to undertake new business due to a shortage of staff or technology resources, our growth will be impeded. Our clients are typically large companies. At times, these clients ask us to pursue large projects that put a strain on our resources, both in terms of people and technology. At the same time, penetration of new product categories often requires that we build up a significant database of new information. This, too, often requires a substantial amount of time from our market making staff. If our staff does not have the time to find and assimilate this new information, we may not be able to extend our services to new product categories. Therefore, there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand.

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR NET INCOME

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues for 1999 increasing 168% compared to 1998. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or net income.

WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES; IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE

     If appropriate opportunities present themselves, we may acquire businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, we have no experience in integrating an acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may never achieve any of the benefits that we might anticipate from a future acquisition. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose costs that reduce our net income.

OUR SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT THE DECISION TO PURCHASE OUR SERVICES

     Our sales cycle is long, typically taking from two to 12 months from initial client contact until we sign a contract. Not every potential client that we solicit actually purchases our services. Because we offer a new method of industrial purchasing, we must educate potential clients on the use and benefits of our services. We need to spend a significant amount of time with multiple decision makers in a prospective client's organization to sell our services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that clients will purchase our services include:

     - budgeting constraints;

     - incentive structures that do not reward decision makers for savings achieved through cost-cutting;

     - the strength of pre-existing supplier relationships; and

     - an aversion to new purchasing methods.

     If we are unable to enter into service agreements with clients on a consistent basis, then our business may suffer from diminished revenues.

IF OUR SHORT-TERM SERVICE AGREEMENTS DO NOT LEAD TO LONG-TERM SERVICE AGREEMENTS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new client by entering into a short-term service agreement that we hope will lead to a long-term service agreement. Failure to move a sufficient number of clients from short-term to long-term service agreements would hurt our operating results. Our initial agreement with a client usually involves a period of trial and evaluation with relatively small volume auctions. This initial period, in which we learn about our client's business and its related product categories and educate our client about the best use of our services for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term service agreement often involves more frequent and larger volume auctions. Clients may decide not to enter into a long-term service agreement with us, or may delay entering into such an agreement until a later time. Because we do not achieve economies of scale early in a client relationship, our gross margins are typically lower at the outset than the margins we may achieve later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure.

FACTORS OUTSIDE OUR CONTROL COULD RESULT IN DISAPPOINTING AUCTION RESULTS; DISAPPOINTED CLIENTS MAY CANCEL OR FAIL TO RENEW THEIR AGREEMENTS WITH US

     The actual savings achieved in any given auction vary widely and depend upon many factors outside of our control. These factors include:

     - the current state of supply and demand in the supply market for the products being auctioned;

     - the past performance of our client's purchasing organization in negotiating favorable terms with suppliers;

     - the willingness of a sufficient number of qualified suppliers to bid for business using our auction services;

     - reductions in the number of suppliers in particular markets due to mergers, acquisitions or suppliers exiting from supply industries; and

     - seasonal and cyclical trends that influence all industrial purchasing decision making.

     Because factors outside of our control affect a client's perception of the value of our services, clients may cancel our service agreements or choose not to renew them, even if we have performed well. Any non-renewal or cancellation of service agreements may reduce our revenues and net income.

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CLIENTS' CONFIDENCE IN OUR RELIABILITY

     A significant disruption in our online auction service could seriously undermine our clients' confidence in our business. Our clients hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions during online auctions, with the most significant being a breakdown in the computer network over which our auctions are conducted. This computer network is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids in a timely manner. Any interruptions in our service may undermine actual and potential clients' confidence in the reliability of our business.

     Conducting an online auction requires the successful technical operation of an entire chain of software, hardware and telecommunications equipment. This chain includes our BidWare software, the personal computers and network connections of bidders, our network servers, operating systems, databases and networking equipment such as routers. A failure of any element in this chain can partially or completely disrupt an online auction.

     Some of the elements set forth above are not within our control, such as Internet connectivity and software, hardware and telecommunications equipment we purchase from others. We frequently have auction participants from outside North America who may use older or inferior technologies, which may not operate properly. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters, and vandalism and other misconduct. Our business interruption insurance would not compensate us fully for any losses that may result from these disruptions.

THE LOSS OF OUR KEY EXECUTIVES WOULD DISRUPT OUR BUSINESS

     The loss of any member of our key management team would significantly disrupt our business. We rely on the leadership and vision of key members of our senior management team, including:

     - Glen Meakem, our President, Chairman, Chief Executive Officer and a co-founder;

     - Sam Kinney, an Executive Vice President, our Secretary and a co-founder; and

     - David Becker, an Executive Vice President and our Chief Operating
       Officer.

     Messrs. Meakem and Kinney created FreeMarkets, and they and Mr. Becker have been instrumental in the management and growth of our business. The loss of any of these executives could disrupt the Company's growth or result in lost revenues or a decrease in net income.

IF WE FAIL TO CONTINUALLY IMPROVE OUR TECHNOLOGY, OUR BUSINESS WILL SUFFER

     Our services and the business-to-business electronic commerce market are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new online auction technology on a timely basis or at all. If we fail to introduce new technology or to improve our existing technology in response to industry developments, we could experience frustration from our clients that could lead to a loss of revenues.

     Our online auction technology is complex, and accordingly may contain undetected errors or defects that we may not be able to fix. In the past, we have discovered software errors in new versions of our BidWare software after their release. Further, any new technology we implement, including, for example, FreeMarketPlace, may not achieve the results or gain the market acceptance we anticipate. Reduced market acceptance of our services or our software due to errors or defects in our technology would harm our business by reducing our revenues.

IF WE DO NOT ADEQUATELY MAINTAIN OUR CLIENTS' CONFIDENTIAL INFORMATION, OUR REPUTATION COULD BE HARMED AND WE COULD INCUR LEGAL LIABILITY

     Any breach of security relating to our clients' confidential information could result in legal liability for us and a reduction in use or cancellation of our online auction services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our clients' competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all clients with whom we deal.

     We currently have practices and procedures in place to ensure the confidentiality of our clients' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. If we fail to adequately maintain our clients' confidential information, some of our clients could end their business relationships with us and we could be subject to legal liability.

THE MARKET FOR BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE PRODUCTS AND SERVICES IS INTENSELY COMPETITIVE; IF WE CANNOT COMPETE SUCCESSFULLY, OUR BUSINESS WILL SUFFER REDUCED REVENUES AND NET INCOME

     As one of a number of companies providing services or products to the market for business-to-business electronic commerce, we face the risk that existing and potential clients may choose to purchase competitors' services. If they do, then our revenues and net income will be reduced. For a more detailed discussion of our competitive environment, please see "Business--Competition".

OUR BUSINESS WILL SUFFER IF OUR PROSPECTIVE CLIENTS DO NOT ACCEPT ELECTRONIC COMMERCE AND THE INTERNET AS A MEANS OF PURCHASING

     Our online auction services depend on the increased acceptance and use of the Internet as a medium of commerce. Our business will suffer if potential clients do not accept electronic commerce and the Internet as a means of purchasing. Business-to-business electronic commerce is a new and emerging business practice that remains largely untested in the marketplace. Rapid growth in the use of the Internet and electronic commerce is a recent phenomenon. As a result, acceptance and use may not continue to develop at recent rates and a sufficiently broad base of business clients may not adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of services and products recently introduced over the Internet are subject to a high level of uncertainty, and few proven services and products yet exist.

     Electronic commerce may not prove to be a viable medium for business-to-business purchasing for the following reasons, any of which could seriously harm our business:

     - the necessary infrastructure for Internet communications may not develop adequately;

     - buyer clients and suppliers may have security and confidentiality concerns;

     - complementary products, such as high-speed modems and high-speed communication lines, may not be developed;

     - alternative purchasing solutions may be implemented;

     - buyers may dislike a reduction in the human contact that traditional purchasing methods provide;

     - use of the Internet and other online services may not continue to increase or may increase more slowly than expected;

     - the development or adoption of new standards and protocols may be delayed; and

     - new and burdensome governmental regulations may be imposed.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING COMMERCE

     Concern about the security of the transmission of confidential information over public networks is a significant barrier to electronic commerce and communication. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of Internet security systems that protect proprietary information. If any well-publicized compromises of security were to occur, they could substantially reduce the use of the Internet for commerce and communications.

     Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. Our activities involve the storage and transmission of proprietary information, such as confidential buyer and supplier specifications. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our clients or suppliers, which could disrupt our online auction technology or make it inaccessible to our clients or suppliers. We may be required to expend significant capital and other resources to protect against the threat of, or to alleviate problems caused by, security breaches and the introduction of computer viruses. Our security measures may be inadequate to prevent security breaches or combat the introduction of computer viruses, either of which may result in loss of data, increased operating costs, litigation and possible liability.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OUR COMPETITORS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our BidWare software, to conduct auctions. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We have applied for patents on aspects of our auction technology and business processes, but we do not know whether any patents will be issued. In addition, even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also obtained and applied for Unites States and foreign registrations for some certain trademarks, domain names and logos and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

     We cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any infringement, misappropriation or independent development could harm our future financial results. In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country where we provide online auction services. We may, at times, have to incur significant legal costs and spend time defending our trademarks, copyrights and, if issued, our patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

     There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, patents, copyrights and other intellectual property rights. Legislatures adopted the vast majority of these laws prior to the advent of the Internet and, as a result, these laws do not contemplate or address the unique issues of the Internet and related technologies. We cannot be sure what laws and regulations may ultimately affect our business or intellectual property rights.

OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY
RIGHTS

     We do not believe that we infringe the proprietary rights of others, and to date, no third parties have notified us of infringement, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues through our inability to serve clients or from increases in costs to license third-party technology.

OTHERS MAY REFUSE TO LICENSE IMPORTANT TECHNOLOGY TO US OR MAY INCREASE THE FEES THEY CHARGE US FOR THIS TECHNOLOGY

     We rely on third parties to provide us with some software and hardware, for which we pay fees. This software has been readily available, and to date we have not paid significant fees for its use. These third parties may increase their fees significantly or refuse to license their software or provide their hardware to us. While other vendors may provide the same or similar technology, we cannot be certain that we can obtain the required technology on favorable terms, if at all. If we are unable to obtain required technology at a reasonable cost, our growth prospects and operating results may be harmed through impairment of our ability to conduct business or through increased cost.

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE AUCTIONS MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and facilitate sales of goods to clients globally, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

     As an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction.

     Numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to our online auction services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations in the future.

WE MAY BECOME SUBJECT TO CERTAIN SALES AND OTHER TAXES THAT COULD ADVERSELY AFFECT OUR BUSINESS

     The imposition of sales, value-added or similar taxes could diminish our competitiveness and harm our business. We do not collect sales or other similar taxes for goods purchased through our online auctions. Our clients are large purchasing organizations that typically manage and pay their own sales and use taxes. However, we may be subject to sales tax collection obligations in the future.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our services to international buyers and often have international suppliers participate in our auctions. We have a subsidiary in Brussels, Belgium that serves our clients based in Europe and the European operations of our multinational clients based in the United States. We recently established an office in Asia and plan to establish similar branches or subsidiaries in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our net income. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

OTHER COMPANIES MAY HAVE DIFFICULTY ACQUIRING US, EVEN IF DOING SO WOULD BENEFIT OUR STOCKHOLDERS, DUE TO PROVISIONS OF OUR CORPORATE CHARTER AND BYLAWS AND DELAWARE LAW

     Provisions in our Certificate of Incorporation, in our Bylaws and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our Certificate of Incorporation and Bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

     - a staggered board of directors, where stockholders elect only a minority of the board each year;

     - advance notification procedures for matters to be brought before stockholder meetings;

     - a limitation on who may call stockholder meetings; and

     - a prohibition on stockholder action by written consent.

     We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder", meaning generally a stockholder who beneficially owns more than 15% of our stock, for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our Board. This could have the effect of delaying or preventing a change in control.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

     The market price for our common stock is highly volatile and subject to wide fluctuations in response to the risks described above and many other factors, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, and particularly so in recent periods.

SUBSTANTIAL SALES OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL

     Most of our outstanding shares are currently restricted from resale, but some may be sold into the market in the near future. Sales of these shares into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

     As of December 31, 1999, we had outstanding 35,139,147 shares of common stock. This includes the 4,140,000 shares we sold in our initial public offering. Investors could resell 3,255,000 sold in our public offering immediately. The remaining 90.7%, or 31,884,147 shares, of our total outstanding shares became, or will become, available for resale in the public market as shown in the chart below:

  NUMBER      PERCENTAGE OF
OF SHARES   TOTAL OUTSTANDING   DATE OF AVAILABILITY FOR RESALE INTO PUBLIC MARKET
----------  -----------------   --------------------------------------------------
 2,629,386          7.5%        December 10, 1999.
   302,991          0.8%        March 9, 2000.
26,589,566         75.7%        June 7, 2000. However, the underwriters can waive
                                this restriction and allow these stockholders to
                                sell their shares at any time.
 2,362,204          6.7%        After September 2, 2000.
----------  -----------
31,884,147         90.7%
==========  ===========

     As restrictions on resale end, the market price of our stock could drop significantly if the holders of these restricted shares sell them or the market perceives that they intend to sell them.

                                   MANAGEMENT

EXECUTIVE OFFICERS

     The following table sets forth specific information regarding our executive officers as of March 1, 2000:

            NAME              AGE                           POSITION(S)
----------------------------  ---   ------------------------------------------------------------
Glen T. Meakem..............  36    President, Chief Executive Officer, Chairman of the Board
                                    and Director
Sam E. Kinney, Jr...........  35    Executive Vice President, Secretary and Director
David J. Becker.............  36    Executive Vice President and Chief Operating Officer
Thomas L. Dammer............  35    Vice President of Sales
Scott D. Grimes.............  37    Vice President of Corporate Business Development
Joan S. Hooper..............  42    Vice President, Chief Financial Officer and Treasurer
Jane M. Kirkland............  40    Vice President and Chief Information Officer
John P. Levis, III..........  38    Vice President of People Development
Thomas L. McLeod............  41    Vice President of Market Making

     GLEN T. MEAKEM co-founded FreeMarkets in 1995 and has served as our President, Chief Executive Officer, Chairman of the Board and a director since our inception. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co. From January 1992 to April 1994, Mr. Meakem was an associate with McKinsey & Company, Inc., a management consulting firm, where he focused on industrial sourcing and commodities trading for clients in the United States and Mexico. From June 1986 to December 1991, Mr. Meakem was an officer in the United States Army Reserve. During this period, Mr. Meakem served two separate active duty tours in the Army, the first from July 1986 to December 1986, and the second from December 1990 to June 1991. During his second active duty tour, Mr. Meakem volunteered for and served as a combat engineer platoon leader in Operation Desert Storm. From January 1987 to July 1989, Mr. Meakem held product marketing positions of increasing responsibility with Kraft-General Foods Corporation. Mr. Meakem earned an A.B. in government from Harvard University and an M.B.A. from Harvard Business School.

     SAM E. KINNEY, JR. co-founded FreeMarkets in 1995 and has served as our Secretary and a director since our inception. From April 1995 to May 1998, he was a Vice President of FreeMarkets, and since May 1998 he has been an Executive Vice President. He also served as Acting Chief Financial Officer from June 1998 to September 1999, and as our Treasurer from our inception until September 1999. Prior to co-founding FreeMarkets, from March 1992 to April 1995, Mr. Kinney was employed as a consultant and engagement manager at McKinsey & Company, Inc. From July 1990 to March 1992, Mr. Kinney worked as a special projects and budget manager for Lucas Aerospace Power Equipment Corporation. From July 1986 to June 1988, Mr. Kinney was employed as a consultant with Booz-Allen & Hamilton, Inc., a management consulting firm. During his tenure as a consultant with McKinsey & Company and Booz-Allen & Hamilton, Mr. Kinney worked on issues of sourcing, industrial distribution and operations effectiveness for industrial, healthcare and financial institution clients. Mr. Kinney earned an A.B. in economics from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

     DAVID J. BECKER has served as an Executive Vice President and our Chief Operating Officer since March 1998. From October 1996 to February 1998, Mr. Becker served as our Vice President of Market Making. Prior to joining FreeMarkets, from March 1992 to September 1996, Mr. Becker was employed with Dole Fresh Fruit International, Ltd., where he worked in key financial and management positions at Dole's Latin and South American headquarters and subsidiaries. Mr. Becker's most recent position with Dole was as Manager, Worldwide Logistics Information Network. Mr. Becker earned a B.S. in chemical and petroleum refining engineering from Colorado School of Mines, an M.S. in chemical engineering from the West Virginia College of Graduate Studies and an M.B.A. from Harvard Business School.

     THOMAS L. DAMMER has served as our Vice President of Sales since September 1998. Prior to joining FreeMarkets, from January 1994 to September 1998, Mr. Dammer was employed by SmithKline Beecham Consumer Healthcare, where he served in several positions, including Associate Director, Worldwide Business Development and National Account Manager, Managed Care. From September 1987 to January 1994, Mr. Dammer held several sales, sales management and marketing product management positions with The Upjohn Company. Mr. Dammer earned a B.S. in chemistry from Hope College (Michigan) and an M.B.A. from Duquesne University.

     SCOTT D. GRIMES has served as our Vice President of Corporate Business Development since February 2000. Prior to joining FreeMarkets, Mr. Grimes was employed by Paging Network Inc., a leading provider of wireless messaging and information services across the United States and Canada. Most recently, Mr. Grimes served as senior vice president of corporate development for Vast Solutions, a Paging Network subsidiary that provides wireless data communication and software solutions to businesses. Prior to joining Paging Network, Mr. Grimes was a principal in the Los Angeles office of McKinsey & Company, Inc., where he focused on strategy, mergers and acquisitions and marketing issues in the semiconductor, telecommunications, energy, healthcare, media and consumer goods industries. Mr. Grimes earned a B.S. in electrical engineering from Union College and an M.B.A. from Stanford University.

     JOAN S. HOOPER has served as a Vice President and our Chief Financial Officer and Treasurer since September 1999. Prior to joining FreeMarkets, Ms. Hooper was employed by AT&T Corp. from March 1979 to September 1999, serving in several key financial and senior management positions within various divisions, including divisions that are now independent companies--Lucent Technologies, Inc., US West, Inc. and NCR Corp. Ms. Hooper's most recent position was as Financial Vice President of AT&T Business Services. Ms. Hooper holds a B.S.B.A. in finance from Creighton University and an M.B.A. from Northwestern University, and is a Certified Public Accountant and Certified Management Accountant.

     JANE M. KIRKLAND has served as a Vice President and our Chief Information Officer since July 1999. Prior to joining FreeMarkets, from June 1988 to July 1999, Ms. Kirkland was employed with McKinsey & Company, Inc., where she worked in several positions, including Associate, Principal and Director of Knowledge Management. During her tenure at McKinsey & Company, Ms. Kirkland focused on serving clients in the financial services and electronics industries. Ms. Kirkland holds a B.A. in English from Smith College, an M.A.T. in English from Brown University, an M.S. in computer science from the University of Massachusetts, Lowell and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

     JOHN P. LEVIS, III has served as our Vice President of People Development since September 1998. From January 1997 to September 1998, Mr. Levis served as our Vice President of Client Development. Prior to joining FreeMarkets, from August 1990 to December 1996, Mr. Levis was a consultant with McKinsey & Company, Inc., where he served healthcare, financial services, energy, food service and media clients on issues of marketing, channel strategy and cost management. Mr. Levis earned a B.A. in history from Yale College and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

     THOMAS L. MCLEOD has served as our Vice President of Market Making since May 1998. Prior to joining FreeMarkets, from June 1996 to May 1998, Mr. McLeod was a Principal with A.T. Kearney, a management consulting firm. From 1988 to 1996, Mr. McLeod was employed by Gemini Consulting, most recently in the position of Vice President in the Federal Republic of Germany, where he led the Analysis and Design practice. Mr. McLeod earned a B.A. in economics from the University of Virginia and an M.B.A. from the College of William and Mary.

ITEM 2.  PROPERTIES

     Our corporate offices are located in leased space at One Oliver Plaza, 210 Sixth Avenue, Pittsburgh, Pennsylvania. The telephone number of our principal executive office is (412) 434-0500.

     Our headquarters in Pittsburgh, Pennsylvania currently occupies 72,000 square feet of office space under a lease that expires in May 2004. We believe that our existing facilities in Pittsburgh, coupled with options we have to lease additional space, are adequate for our growth needs for the next several years. We also lease an office of 11,000 square feet in Brussels, Belgium and an office of 4,700 square feet in San Jose, California. We may add additional offices in the United States and in other countries.

ITEM 3.  LEGAL PROCEEDINGS

     Ten securities fraud class action complaints have been filed against us and three executive officers in the federal court in Pittsburgh. The complaints allege that we and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 because we and they allegedly knew that General Motors would terminate its contract by the first quarter of 2000 and allegedly concealed this information.

     By order dated February 29, 2000, the court consolidated all of the cases into a single proceeding. That order also established a timetable for the filing of: motions to appoint lead plaintiffs and lead counsel, an amended consolidated complaint and our response to the amended consolidated complaint.

     We and the individual defendants believe that the claims asserted against us misstate the facts and are completely without merit, and we and they intend to vigorously defend the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999. On March 1, 2000, the last sale price of the common stock was $207.44 per share. The following table sets forth the range of high and low bid prices for the common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           HIGH        LOW
                                                          -------    -------
1999
  Fourth Quarter (December 10, 1999 to December 31,
     1999)..............................................  $367.88    $ 48.00
2000
  First Quarter (January 1, 2000 to March 1, 2000)......  $370.00    $163.88

     As of March 1, 2000, there were approximately 496 holders of record of our common Stock. We believe that a substantially larger number of beneficial owners hold shares of our common Stock in depository or nominee form.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1999, we have sold and issued the following securities:

     1. In March 1999, we issued 2,409,000 shares of common stock upon the exercise of warrants previously issued to an investor and placement agent for an aggregate consideration of $1,304,875.

     2. In April 1999, we issued 2,305,434 shares of Series C preferred stock to 78 investors for an aggregate consideration of $10,996,920.

     3. In September 1999, we issued 2,057,773 shares of Series D preferred stock and warrants to purchase 304,431 shares of Series D preferred stock to 44 investors for an aggregate consideration of $30,455,040.

     4. In September 1999, we issued 304,431 shares of Series D preferred stock upon the exercise of warrants previously issued to an investor for an aggregate consideration of $3,044.

     5. From January 1, 1999 through December 9, 1999, we granted options to purchase an aggregate of 5,425,300 shares of common stock to a number of our employees, directors, officers and individuals who served as consultants. No consideration was received by us upon grant of any such options. As of March 1, 2000, 943,568 of the total options granted have been exercised for an aggregate consideration of $6,844,372.

     6. In January 2000, we issued 195,600 shares of common stock upon the exercise of warrants previously issued to an investor for an aggregate consideration of $105,950.

     The issuances of the above securities were intended to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving any public offering. In addition, the issuances described in Item 9 were intended to be exempt from registration under the Securities Act in reliance upon Rule 701 and/or Rule 4(2) promulgated under the Securities Act. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates, warrants options issued in such transactions. We believe that all recipients had adequate access, through their relationships with the registrant, to information about the registrant.

USES OF PROCEEDS FROM REGISTERED SECURITIES

     On December 9, 1999, the Commission declared effective our Registration Statement on Form S-1 (File No. 333-86755). The Registration Statement covered the sale of 3,600,000 shares of our common stock at an offering price of $48 per share. The managing underwriters in the offering were Goldman, Sachs & Co, Morgan Stanley Dean Witter, Donaldson Lufkin & Jenrette and Wit Sound View (formerly Wit Capital Corporation) (the "Underwriters"). In addition to the 3,600,000 shares of common stock offered, the Underwriters were given an option to purchase up to an additional 540,000 shares of common stock at an offering price of $48 per share. On December 15, 1999 we sold to the Underwriters 4,140,000 shares of common stock for an aggregate consideration of $198,720,000, less underwriting discounts and commissions of $13,910,400, and other expenses of $2,582,368, for net proceeds to us of $182,227,232. The other expenses of $2,582,368 were paid to third parties not affiliated with us. Principally all of the net proceeds have been invested in interest-bearing investment grade securities. As disclosed in our Registration Statement on Form S-1, we have no specific plans for the net proceeds other than general corporate purposes and working capital.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                       MARCH 13, 1995
                                                                                        (INCEPTION)
                                              YEAR ENDED DECEMBER 31,                     THROUGH
                               -----------------------------------------------------    DECEMBER 31,
                                  1999          1998          1997          1996            1995
                               -----------   -----------   -----------   -----------   --------------
                                                                                        (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues.....................  $    20,880   $     7,801   $     1,783   $       409     $       17
Cost of revenues.............       12,166         4,258         1,149           506             25
                               -----------   -----------   -----------   -----------     ----------
Gross profit (loss)..........        8,714         3,543           634           (97)            (8)
                               -----------   -----------   -----------   -----------     ----------
Operating costs:
  Research and development...        4,913           842           292           394            333
  Sales and marketing........       11,939           656           586           321             59
  General and
     administrative..........        9,316         2,026           837           630            526
  Stock-based expense........        5,200            --            --            --             --
                               -----------   -----------   -----------   -----------     ----------
Total operating costs........       31,368         3,524         1,715         1,345            918
                               -----------   -----------   -----------   -----------     ----------
Operating (loss) income......      (22,654)           19        (1,081)       (1,442)          (926)
  Other income, net..........          833           215            20            11              4
                               -----------   -----------   -----------   -----------     ----------
Net (loss) income............  $   (21,821)  $       234   $    (1,061)  $    (1,431)    $     (922)
                               ===========   ===========   ===========   ===========     ==========
Earnings per share:
  Basic......................  $     (1.46)  $      0.02   $     (0.10)  $     (0.14)    $    (0.13)
  Diluted....................        (1.46)         0.01         (0.10)        (0.14)         (0.13)
  Pro forma basic and
     diluted.................        (0.79)
Weighted average shares:
  Basic......................   14,914,189    11,191,670    10,618,481    10,316,599      7,262,352
  Diluted....................   14,914,189    26,776,611    10,618,481    10,316,599      7,262,352
  Pro forma basic and
     diluted.................   27,717,073

                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                     1999      1998     1997    1996      1995
                                                   --------   ------   ------   ----   -----------
                                                                                       (UNAUDITED)
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term investments..................  $210,244   $1,656   $1,999   $523      $106
Working capital..................................   208,850    3,814    2,783    505       (81)
Total assets.....................................   231,654    6,870    3,336    985       306
Long-term debt, excluding current portion........     3,278      413       --     21        --
Total stockholders' equity.......................   218,654    4,592    3,052    792       104

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. We created online auctions for over $2.7 billion worth of purchase orders in 1999 and nearly $1.0 billion worth of purchase orders in 1998. Since 1995, we have created online auctions for products in more than 70 supply verticals, including injection molded plastic parts, commercial machinings, metal fabrications, chemicals, printed circuit boards, corrugated packaging and coal. More than 3,000 suppliers from over 45 countries have participated in our auctions.

DETERMINATION OF AUCTION VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the estimated dollar volume of materials, commodities and services that we auction for our clients. We measure this auction volume by multiplying the lowest bid price per unit in each auction by the estimated number of units that our client expects to purchase. When our clients specify multi-year purchases in a request for quotation, we calculate auction volume for the entire term.

     Auction volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our clients' purchasing needs and the timing of the addition of new clients. Over longer periods of time, we anticipate a stronger relationship between auction volume and our revenues and operating results. However, auction volume has varied in the past, and we expect it to vary in the future. The following table sets forth our auction volume for the periods indicated:

                                              YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                        1999     1998    1997    1996    1995
                                       ------    ----    ----    ----    ----
                                                   (IN MILLIONS)
Auction volume.......................  $2,725    $979    $257    $124     $9

     We believe that the percentage savings achievable by clients through our auctions is an indicator of the effectiveness of our auction services. To estimate these savings, we compare the last price paid by our client for the auctioned items against the lowest bid price for those items in our auction. Actual savings that our clients achieve may not equal these estimates because our client may not select the lowest bid price, the parties may agree to change price terms after our auction or our client may not actually buy all or any of the auctioned items.

     Some of our agreements with clients provide for incentive compensation based on auction volumes and/or savings. These agreements may define auction volumes or savings differently than the methods we use to calculate auction volume and savings.

REVENUES

     We generate revenues under service agreements with our clients. Our service agreements typically provide us with revenues from fixed monthly fees, and may also include performance incentive payments, based on volume, savings, or both, and sales commissions. The revenue structure in a particular service agreement may vary, depending upon the needs of our client and the conventional practices in the supply market where our client obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by client, and reflect both the anticipated auction volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our clients. For 1999, fixed monthly fees constituted a majority of our revenues, and we expect that these monthly fees will continue to constitute a majority of our revenues for at least the next 12 months. We recognize revenues from our fixed monthly fees ratably as we provide services. Our agreements range in length from a few months to as many as four years. At any given time, we have agreements of varying lengths with staggered expirations. Our service agreements generally permit early termination by our clients without penalty.

     Some of our agreements include performance incentive payments that are contingent upon our client achieving specific auction volume or savings thresholds, or both, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. The majority of our agreements entered into since January 1999 include incentive payment provisions. We expect that as our auction volume grows, the percentage of revenues attributable to these incentive payments will also grow over time.

     Our agreements may also provide for sales commissions to be paid to us upon shipment of the auctioned items from the winning supplier to our client. We recognize these commission revenues when the supplier ships to our client, which in many cases occurs several months after our auction. Either the winning supplier or our client pays these commissions, depending upon the terms of the agreement. Most of our service agreements that we have signed since January 1999 do not include supplier-paid commissions, although we continue to receive supplier-paid commissions under some agreements.

LIMITED OPERATING HISTORY

     Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on the period-to-period comparison of our operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we may not be able to sustain our prior growth rates. Our prior growth may not be indicative of future operating results.

CLIENT CONCENTRATION

     We depend on United Technologies for a substantial portion of our revenues. This client represented 34% of our revenues in 1999 and 58% of our revenues in 1998. We anticipate that we will continue to diversify our base of clients by adding new clients and increasing sales to other existing clients, and that the percentage of total revenues we derive from United Technologies will continue to decrease.

     We have also experienced concentration from General Motors, our second largest client, which represented 15% of our revenues in 1999 and 19% of our revenues in 1998. In January 2000, General Motors notified us that it was exercising its right to terminate its agreement with us on 90 days' prior notice. The termination will be effective in April 2000. We do not expect the termination of this agreement to have a material impact on our revenues or results of operations in 2000 due to the anticipated continued diversification of our revenue base and the fact that a majority of the revenues earned under the General Motors agreement were derived from its former subsidiary, Delphi Automotive Systems. In January 2000, we entered into an agreement with Delphi, but due to the continued diversification of our client base and our revenue growth, we do not expect this agreement to be material to our revenues in the year ending December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------    -----    -----
Revenues...................................................   100.0%   100.0%   100.0%
Cost of revenues...........................................    58.3     54.6     64.4
                                                             ------    -----    -----
Gross profit...............................................    41.7     45.4     35.6
Operating costs:
  Research and development.................................    23.5     10.8     16.4
  Sales and marketing......................................    57.2      8.4     32.9
  General and administrative...............................    44.6     26.0     46.9
  Stock-based expense......................................    24.9       --       --
                                                             ------    -----    -----
Operating (loss) income....................................  (108.5)     0.2    (60.6)
Other income, net..........................................     4.0      2.8      1.1
                                                             ------    -----    -----
Net (loss) income..........................................  (104.5%)    3.0%   (59.5%)
                                                             ------    -----    -----
                                                             ------    -----    -----

YEARS ENDED DECEMBER 31, 1999 AND 1998

  REVENUES

     Revenues increased 168% from $7.8 million in 1998 to $20.9 million in 1999. The increase in revenues is primarily attributable to an increased number of new clients for which we conducted auctions, as well as increased use of our services by existing clients. The number of clients served increased 192% from 12 in 1998 to 35 in 1999. Revenues in both periods were concentrated in two clients, United Technologies and General Motors. Revenues from United Technologies increased 56% from $4.5 million in 1998 to $7.0 million in 1999 due to its increased use of our auction services and technology. Revenues from General Motors increased 107% from $1.5 million in 1998 to $3.1 million in 1999 due to the incremental effect of its long-term agreement with us beginning in June 1998, as well as the growth of the revenues earned under this agreement from Delphi Automotive Systems, a former subsidiary of General Motors.

  COST OF REVENUES

     Cost of revenues increased from $4.3 million in 1998 to $12.2 million in 1999. As a percentage of revenues, cost of revenues increased from 55% to 58%. The increase in absolute dollar amounts from 1998 to 1999 reflects an increase in the number of market making staff and the increased cost of our operations due to a relocation of our headquarters to a larger facility.

     The increase in cost of revenues as a percentage of revenues is primarily the result of our rapid growth in the number of clients served from 12 in 1998 to 35 in 1999, many of which enter into short-term agreements with us initially in order to try our services before committing to longer-term relationships. Generally, we do not achieve economies of scale early in a client relationship. Therefore, our gross margins are typically lower in the early stages of a client relationship. Also, our gross margins in 1998 were favorably affected by a $1.6 million performance incentive from United Technologies.

     The increase in cost of revenues as a percentage of revenues was partially offset by increased staff productivity, as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process. Because of our anticipated investment in future client growth, we do not expect our gross margins in the short term to increase.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $842,000, or 11% of revenues in 1998, to $4.9 million, or 24% of revenues in 1999. The increase in both absolute dollars and as a percentage of revenues relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology, which is designed to further improve staff productivity. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings and to adapt and add features to our existing technology; however, we anticipate these costs will decrease as a percentage of revenues in future periods.

     SALES AND MARKETING. Sales and marketing costs increased from $656,000, or 8% of revenues in 1998, to $11.9 million, or 57% of revenues in 1999. The increase in both absolute dollars and as a percentage of revenues reflects a significant ramp-up in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. As a result, sales and marketing costs in 1999 included certain costs not incurred in the same period in 1998, such as those for advertising in professional trade magazines, airport advertising and other promotions. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force; however, we anticipate these costs will decrease as a percentage of revenues in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $2.0 million, or 26% of revenues in 1998, to $9.3 million, or 45% of revenues in 1999. The increase both in absolute dollars and as a percentage of revenues is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase is also attributable to start-up costs of $200,000 and other recurring costs of $1.3 million associated with our European subsidiary, which we established in late 1998. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will decrease as a percentage of revenues in future periods.

     STOCK-BASED EXPENSE. In September 1999, we issued warrants to a subsidiary of United Technologies to purchase 304,431 shares of Series D preferred stock at an exercise price of $.01 per share, in exchange for United Technologies' agreement to delete from its contract with us provisions that limited our ability to render services to its competitors. As a result, we recorded a one-time expense of $4.5 million in September 1999.

     Additionally, we recorded $2.0 million of unearned stock-based compensation related to employee stock options granted in June and July 1999. In 1999, $451,000 was amortized related to these grants. We also recorded a one-time charge of $246,000 to stock-based expense related to options granted to our Assistant Secretary, who is neither an employee nor a director.

  OTHER INCOME, NET

     Other income was $215,000 in 1998 compared to $833,000 in 1999. The increase was primarily attributable to increased interest income from the investment of proceeds from our IPO into interest-bearing, investment grade securities. Additionally, we received an economic development grant from the Commonwealth of Pennsylvania for $150,000 during 1998 and wrote off property and equipment of $119,000 related to our move to our new headquarters in 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997

  REVENUES

     Total revenues increased 338% from $1.8 million in 1997 to $7.8 million in 1998. The increase in revenues from 1997 to 1998 is primarily attributable to an increased use of our services by existing clients. Revenues in 1997 and 1998 were substantially concentrated in United Technologies and General Motors. In

1997, these two clients together contributed revenues of $735,000, or 41% of our total revenues. In 1998, total revenues from these two clients increased over 700% to $6.0 million, or 77% of our total revenues. During 1998, $1.6 million of our revenues was attributable to a performance incentive we earned from United Technologies.

  COST OF REVENUES

     Cost of revenues increased in absolute dollars from $1.1 million in 1997 to $4.3 million in 1998. The increase in absolute dollar amounts from 1997 to 1998 was primarily attributable to the overall growth in the size of our market making staff. Cost of revenues as a percentage of revenues decreased from 64% in 1997 to 55% in 1998. The decrease as a percentage of revenues over this period reflected operating efficiencies as we spread certain relatively fixed costs over a larger base of revenues and improved staff and operational productivity. The decrease in 1998 was affected specifically by a $1.6 million performance incentive, which favorably impacted our gross margins. In addition, longer-term agreements entered into with United Technologies and General Motors in 1997 and 1998 allowed us to forecast our workforce needs better and thereby hire and deploy market making personnel more efficiently.

  OPERATING COSTS

     Research and Development. Research and development costs increased from $292,000, or 16% of revenues in 1997, to $842,000, or 11% of revenues in 1998.
The increase in absolute dollars from 1997 to 1998 was primarily attributable to an increase in the number of software developers and quality assurance personnel hired by us to further develop our BidWare software, as well as other market making technology. The decrease in research and development expenses as a percentage of revenues from 1997 to 1998 was due to the significant increase in revenues during this period.

     Sales and Marketing. Sales and marketing costs increased from $586,000 in 1997 to $656,000 in 1998. Sales and marketing costs as a percentage of revenues decreased from 33% in 1997 to 8% in 1998. The increase in absolute dollar amounts from 1997 to 1998 resulted primarily from continued investment in sales and marketing activities as our business developed. The decrease in sales and marketing costs as a percentage of revenues from 1997 to 1998 was due to the significant increase in revenues over this period. Further, a substantial portion of our overall revenue growth in 1998 came from increased services provided to existing clients, which required relatively less sales and marketing costs per dollar of revenues than from new clients.

     General and Administrative. General and administrative costs increased from $837,000 in 1997 to $2.0 million in 1998. As a percentage of revenues, however, general and administrative costs decreased from 47% in 1997 to 26% in 1998. The increase in absolute dollars from 1997 to 1998 resulted primarily from the addition of finance, human resources and executive and administrative personnel to support the growth of our business during this period. In 1998, we also incurred significant legal and administrative costs related to establishing our European subsidiary. The decrease in general and administrative costs as a percentage of revenues from 1997 to 1998 was due to the significant increase in revenues over this period.

  OTHER INCOME, NET

     Other income increased from $20,000 in 1997 to $215,000 in 1998. The increase was due to the receipt of a $150,000 economic development grant from the Commonwealth of Pennsylvania. The increase was also a result of interest earned on increased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. Through December 31, 1999, we had raised cumulative net proceeds of $238.4 million through private and public equity offerings. On December 15, 1999 we closed our initial public offering, which resulted in net proceeds of $182.2 million. As of December 31, 1999, we had cash and cash equivalents of $177.2 million, short-term investments of $33.0 million and working capital of $208.9 million.

     Net cash used in operating activities totaled $1.8 million in 1997, $1.2 million in 1998 and $15.9 million in 1999. Our use of cash in 1997 was primarily attributable to operating losses, and in 1998 to an increase in working capital. The use of cash in 1999 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 105 at the end of 1998 to 376 at the end of 1999. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2004, currently requires an annual lease payment of $1.4 million. Our lease payments will grow as we take additional office space.

     Net cash used in investing activities totaled $50,000 in 1997, $859,000 in 1998 and $43.7 million in 1999. Our use of cash in investing activities in 1997 and 1998 resulted primarily from our continued additions to and upgrade of computing and telecommunications equipment. At the end of 1998, we began purchasing equipment using available funds under a previous credit facility and reduced our use of leased equipment. During 1999, we spent approximately $10.0 million to furnish our new facility and purchase computing and telecommunications equipment to accommodate our increase in personnel. We also used $33.0 million to purchase short-term investments.

     Net cash provided by financing activities totaled $3.3 million in 1997, $1.7 million in 1998 and $235.1 million in 1999. These positive financing cash flows primarily reflect the net proceeds from equity offerings and bank borrowings. During 1999, we raised $40.5 million from the sale of convertible preferred stock and $182.2 million from the sale of common stock in our initial public offering, received proceeds of $8.0 million from the exercise of stock options and warrants, and had net borrowings of $4.4 million under our bank credit facilities.

     As of December 31, 1999, we had a $10.0 million bank credit facility, consisting of a $5.0 million revolving line of credit, all of which was available as of December 31, 1999, and two equipment loans totaling $5.0 million, of which $4.8 million was outstanding as of December 31, 1999. The line of credit bears interest at a rate of prime plus 0.75% and expires in September 2000. The equipment loans bear interest at a rate of prime plus 1.0% and are payable over 36-month terms expiring in August 2002 and September 2003.

     In June 1999, we initiated discussions with our lender to amend our original bank credit facility to provide for additional liquidity to finance future capital expenditures. The amendment, which became effective in September 1999, increased the total availability under our bank credit facility from $4.0 million to $10.0 million. The amendment also revised the minimum tangible net worth covenant, under which we were in technical default from June through August 1999, as a result of losses that we incurred through that date. We are currently in compliance with all covenants under our amended bank credit facility.

     Our amended bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. We are also required to satisfy minimum tangible net worth and current and debt service ratios each month. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $776,000 in 1998 and $10.0 million in 1999. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new headquarters, as well as for expansion of our network and server capacity. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our initial public offering and bank borrowings. We anticipate an increase in our capital expenditures over future periods consistent with growth in our operations, infrastructure and personnel.

     We expect to experience significant growth in our operating costs for the foreseeable future in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We also expect to open new domestic and international offices in order to support the needs of our existing and anticipated clients. As a result, we estimate that these operating costs, as well as other planned expenditures, will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 12 months, provided that we do not undertake an unusual level of acquisition activity. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

INCOME TAXES

     We incurred a net taxable loss in 1999 and 1997, and therefore did not record a provision for income taxes in those periods. In 1998, we offset our net taxable income through the use of net operating loss carryforwards.

     As of December 31, 1999, we had $20.5 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. We may use these operating loss carryforwards to offset future federal and state income taxes through 2019 and 2009, respectively. However, in 1996 we sold a sufficient amount of our convertible preferred stock to constitute an "ownership change" under the Internal Revenue Code; as a result, our future utilization of these net operating loss carryforwards that we accumulated prior to that change in ownership, amounting to $1.3 million, will be subject to a limitation of $247,000 per year. We may generate additional net operating loss carryforwards in the future.

YEAR 2000 ISSUES

     We have dedicated resources over the past year to address the potential hardware, software and other computer and technology issues and related concerns associated with the transition to the Year 2000 and to confirm that our service providers took similar measurers. As a result of those efforts, we have not experienced any material disruptions in our operations in connection with the transition to the Year 2000.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As we do not currently engage in derivative or hedging activities, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from clients in the United States. We have a European subsidiary located in Belgium and established an office in Asia, and intend to establish additional foreign subsidiaries. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Borrowings under our existing credit lines are also interest rate sensitive, since the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are currently not subject to material interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   37
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   38
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............   39
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....   40
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............   41
Notes to Consolidated Financial Statements..................   42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FreeMarkets, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FreeMarkets, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 31, 2000, except for Note 10, as to which the date is March 15, 2000

                       FREEMARKETS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                    1999           1998
                                                                ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $177,204,143    $ 1,655,932
  Short-term investments....................................      33,040,205             --
  Accounts receivable, net of allowance for doubtful
     accounts of $100,000 and $25,000 as of December 31,
     1999 and 1998, respectively............................       6,887,270      3,939,305
  Other current assets......................................       1,441,111         83,463
                                                                ------------    -----------
       Total current assets.................................     218,572,729      5,678,700
  Property and equipment, net...............................      12,114,672      1,062,392
  Other assets, net.........................................         966,680        128,456
                                                                ------------    -----------
       Total assets.........................................    $231,654,081    $ 6,869,548
                                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,763,795    $   738,976
  Accrued incentive compensation............................         899,410        489,995
  Other current liabilities.................................       2,559,462        623,026
  Current portion of long-term debt.........................       1,499,962         12,368
                                                                ------------    -----------
       Total current liabilities............................       9,722,629      1,864,365
Long-term debt..............................................       3,277,716        413,018
                                                                ------------    -----------
       Total liabilities....................................      13,000,345      2,277,383
                                                                ------------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized; zero shares issued and outstanding as of
     December 31, 1999 and 1998.............................              --             --
  Convertible preferred stock, $.01 par value, 50,000,000
     shares authorized; zero and 3,794,600 shares issued and
     outstanding as of December 31, 1999 and 1998,
     respectively...........................................              --         37,946
  Common stock, $.01 par value, 200,000,000 shares
     authorized; 35,139,147 and 3,936,800 shares issued and
     outstanding as of December 31, 1999 and 1998,
     respectively...........................................         351,391         39,368
  Additional capital........................................     244,909,299      7,296,793
  Unearned stock-based compensation.........................      (1,525,194)            --
  Stock purchase warrants...................................          30,000        398,000
  Accumulated other comprehensive loss......................        (110,409)            --
  Accumulated deficit.......................................     (25,001,351)    (3,179,942)
                                                                ------------    -----------
       Total stockholders' equity...........................     218,653,736      4,592,165
                                                                ------------    -----------
       Total liabilities and stockholders' equity...........    $231,654,081    $ 6,869,548
                                                                ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                            1999          1998         1997
                                                        ------------   ----------   -----------
Revenues..............................................  $ 20,880,024   $7,801,250   $ 1,783,180
Cost of revenues......................................    12,166,097    4,258,403     1,148,994
                                                        ------------   ----------   -----------
       Gross profit...................................     8,713,927    3,542,847       634,186
                                                        ------------   ----------   -----------
Operating costs:
  Research and development............................     4,912,672      841,874       291,826
  Sales and marketing.................................    11,938,960      656,183       585,511
  General and administrative..........................     9,316,266    2,025,899       837,357
  Stock-based expense.................................     5,200,321           --            --
                                                        ------------   ----------   -----------
  Total operating costs...............................    31,368,219    3,523,956     1,714,694
                                                        ------------   ----------   -----------
       Operating (loss) income........................   (22,654,292)      18,891    (1,080,508)
  Other income, net...................................       832,883      214,856        19,808
                                                        ------------   ----------   -----------
       Net (loss) income..............................  $(21,821,409)  $  233,747   $(1,060,700)
                                                        ============   ==========   ===========

Earnings per share:
     Basic............................................  $      (1.46)  $      .02   $      (.10)
                                                        ============   ==========   ===========
     Diluted..........................................  $      (1.46)  $      .01   $      (.10)
                                                        ============   ==========   ===========
Pro forma earnings per share:
     Basic............................................  $       (.79)
                                                        ============
     Diluted..........................................  $       (.79)
                                                        ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                               CONVERTIBLE                               UNEARNED        STOCK          OTHER
                                PREFERRED     COMMON     ADDITIONAL    STOCK-BASED     PURCHASE     COMPREHENSIVE   ACCUMULATED
                                  STOCK       STOCK       CAPITAL      COMPENSATION    WARRANTS         LOSS          DEFICIT
                               -----------   --------   ------------   ------------   -----------   -------------   ------------
Balance at December 31,
  1996.......................   $      85    $    175   $  2,512,580   $        --    $   632,000     $      --     $ (2,352,989)
  Employee common stock
    purchases, net of
    offering costs of $600...          --           9        265,482            --             --            --               --
  Options exercised..........          --          --          5,934            --             --            --               --
  Issuance of Series B
    convertible preferred
    stock, net of offering
    costs of $95,303.........          21          --        602,190            --             --            --               --
  Issuance of Series B stock
    purchase warrants........          --          --        (69,000)           --         69,000            --               --
  Series A-1 stock purchase
    warrants exercised, net
    of offering costs of
    $170,289.................          53          --      2,029,808            --       (490,000)           --               --
  Issuance of Series A-2
    convertible preferred
    stock, net of offering
    costs $100,323...........          31          --        907,146            --             --            --               --
  Issuance of Series A-2
    stock purchase
    warrants.................          --          --       (187,000)           --        187,000            --               --
  200-for-1 stock split......      37,756      36,402        (74,158)           --             --            --               --
  Net loss...................          --          --             --            --             --            --       (1,060,700)
                                ---------    --------   ------------   -----------    -----------     ---------     ------------
Balance at December 31,
  1997.......................      37,946      36,586      5,992,982            --        398,000            --       (3,413,689)
  Employee common stock
    purchases, net of
    offering costs of
    $14,173..................          --       2,600      1,283,227            --             --            --               --
  Options exercised..........          --         182         20,584            --             --            --               --
  Net income.................          --          --             --            --             --            --          233,747
                                ---------    --------   ------------   -----------    -----------     ---------     ------------
Balance at December 31,
  1998.......................      37,946      39,368      7,296,793            --        398,000            --       (3,179,942)
  Stock purchase warrants
    exercised................          --       8,030      1,664,845            --       (368,000)           --               --
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044.................       7,685          --     10,252,191            --             --            --               --
  Options exercised..........          --         100         16,150            --             --            --               --
  3-for-1 stock split........      91,261      94,996       (186,257)           --             --            --               --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840.................      20,578          --     30,236,622            --             --            --               --
  Issuance of Series D stock
    purchase warrants........          --          --             --            --      4,502,534            --               --
  Stock purchase warrants
    exercised................       3,044          --      4,502,534            --     (4,502,534)           --               --
  Options exercised..........          --       6,983      6,717,608            --             --            --               --
  Unearned stock-based
    compensation, net of
    amortization of
    $451,301.................          --          --      1,976,495    (1,525,194)            --            --               --
  Stock-based expense........          --          --        246,486            --             --            --               --
  Other comprehensive loss...          --          --             --            --             --      (110,409)              --
  Initial public offering,
    net of offering costs of
    $16,492,768..............    (160,514)    201,914    182,185,832            --             --            --               --
  Net loss...................          --          --             --            --             --            --      (21,821,409)
                                ---------    --------   ------------   -----------    -----------     ---------     ------------
Balance at December 31,
  1999.......................   $      --    $351,391   $244,909,299   $(1,525,194)   $    30,000     $(110,409)    $(25,001,351)
                                =========    ========   ============   ===========    ===========     =========     ============


                                  TOTAL
                               ------------
Balance at December 31,
  1996.......................  $    791,851
  Employee common stock
    purchases, net of
    offering costs of $600...       265,491
  Options exercised..........         5,934
  Issuance of Series B
    convertible preferred
    stock, net of offering
    costs of $95,303.........       602,211
  Issuance of Series B stock
    purchase warrants........            --
  Series A-1 stock purchase
    warrants exercised, net
    of offering costs of
    $170,289.................     1,539,861
  Issuance of Series A-2
    convertible preferred
    stock, net of offering
    costs $100,323...........       907,177
  Issuance of Series A-2
    stock purchase
    warrants.................            --
  200-for-1 stock split......            --
  Net loss...................    (1,060,700)
                               ------------
Balance at December 31,
  1997.......................     3,051,825
  Employee common stock
    purchases, net of
    offering costs of
    $14,173..................     1,285,827
  Options exercised..........        20,766
  Net income.................       233,747
                               ------------
Balance at December 31,
  1998.......................     4,592,165
  Stock purchase warrants
    exercised................     1,304,875
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044.................    10,259,876
  Options exercised..........        16,250
  3-for-1 stock split........            --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840.................    30,257,200
  Issuance of Series D stock
    purchase warrants........     4,502,534
  Stock purchase warrants
    exercised................         3,044
  Options exercised..........     6,724,591
  Unearned stock-based
    compensation, net of
    amortization of
    $451,301.................       451,301
  Stock-based expense........       246,486
  Other comprehensive loss...      (110,409)
  Initial public offering,
    net of offering costs of
    $16,492,768..............   182,227,232
  Net loss...................   (21,821,409)
                               ------------
Balance at December 31,
  1999.......................  $218,653,736
                               ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1999          1998          1997
                                                       ------------   -----------   -----------
Cash flows from operating activities:
  Net (loss) income..................................  $(21,821,409)  $   233,747   $(1,060,700)
  Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation and amortization...................     1,185,690       191,052        90,408
     Provision for bad debts.........................       172,666         5,000        20,000
     Stock-based expense.............................     5,200,321            --            --
     Loss (gain) on disposal of property and
       equipment.....................................       118,797        (3,443)           --
  Cash (used in) provided by changes in:
     Accounts receivable.............................    (3,120,631)   (2,883,651)     (931,866)
     Other assets....................................    (1,508,222)      (78,516)       (3,259)
     Accounts payable................................     1,877,079       320,437        30,595
     Other liabilities...............................     2,010,128     1,057,983        37,252
                                                       ------------   -----------   -----------
       Net cash used in operating activities.........   (15,885,581)   (1,157,391)   (1,817,570)
                                                       ------------   -----------   -----------
Cash flows from investing activities:
  Purchases of short-term investments................   (33,030,851)           --            --
  Capital expenditures, net..........................    (9,951,924)     (775,598)      (85,200)
  Software development costs.........................      (431,201)           --            --
  Patent and trademark costs.........................      (297,593)      (83,610)           --
  Redemption of restricted cash equivalent...........            --            --        35,000
                                                       ------------   -----------   -----------
       Net cash used in investing activities.........   (43,711,569)     (859,208)      (50,200)
                                                       ------------   -----------   -----------
Cash flows from financing activities:
  Proceeds from debt.................................     6,527,910       444,000        58,332
  Repayment of debt..................................    (2,175,618)      (76,946)      (35,000)
  Proceeds from issuance of preferred stock, net.....    40,517,076            --     3,049,249
  Proceeds from issuance of common stock, net........   182,227,232     1,285,827       271,425
  Options exercised..................................     6,740,842        20,766            --
  Warrants exercised.................................     1,307,919            --            --
                                                       ------------   -----------   -----------
       Net cash provided by financing activities.....   235,145,361     1,673,647     3,344,006
                                                       ------------   -----------   -----------
Net change in cash and cash equivalents..............   175,548,211      (342,952)    1,476,236
Cash and cash equivalents at beginning of period.....     1,655,932     1,998,884       522,648
                                                       ------------   -----------   -----------
Cash and cash equivalents at end of period...........  $177,204,143   $ 1,655,932   $ 1,998,884
                                                       ============   ===========   ===========
Supplemental disclosure:
  Cash paid for interest.............................  $    175,988   $    27,783   $     2,190
                                                       ============   ===========   ===========
Supplemental non-cash disclosure:
  Fixed asset additions included in current
     liabilities.....................................  $  2,363,700   $   247,731
                                                       ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. The Company provides access to its online auction marketplace to industrial buyers and suppliers. The FreeMarkets marketplace includes proprietary online auction technology, technical operations, industrial market making services, access to a global database of suppliers and supplier research, call center support to buyers and suppliers in over 30 languages and marketplace rules.

     In December 1999, the Company completed an initial public offering ("IPO") of 4,140,000 shares of common stock at $48 per share. Total proceeds from the IPO were $182,227,000, net of offering costs of $16,493,000. In connection with the IPO, all of the Company's outstanding convertible preferred stock was automatically converted into 16,051,438 shares of common stock.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: FreeMarkets OnLine SA/NV, which is based in Brussels, Belgium, and FreeMarkets Investment Company, Inc., which is based in Wilmington, Delaware. All material intercompany transactions have been eliminated in consolidation.

  CASH AND CASH EQUIVALENTS

     The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  SHORT-TERM INVESTMENTS

     As of December 31, 1999, short-term investments primarily consisted of commercial paper and corporate bonds. The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as accumulated other comprehensive income or loss until realized. Realized gains and losses are recorded based on the specific identification method.

     Short-term investments at December 31, 1999 consisted of the following:

                                                   AMORTIZED       FAIR       UNREALIZED
                                                     COST          VALUE      GAIN (LOSS)
                                                  -----------   -----------   -----------
Commercial paper................................  $24,580,197   $24,610,100    $ 29,903
Corporate obligations...........................    8,188,233     8,167,684     (20,549)
Other...........................................      262,421       262,421          --
                                                  -----------   -----------    --------
                                                  $33,030,851   $33,040,205    $  9,354
                                                  ===========   ===========    ========

     Investment income included in other income was $816,000 in 1999, $93,000 in 1998 and $23,000 in 1997.

  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short-term maturity of these financial instruments. The carrying value of long-term debt approximates fair value because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the date of the balance sheet. The Company's short-term

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
investments are recorded at fair market value based on quoted market prices. Management believes the financial risks associated with all of these financial instruments are minimal.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

  OTHER ASSETS

     Other assets consist principally of capitalized patent and trademark costs and internally developed software costs, both of which are being amortized using the straight-line method over seventeen and three years, respectively. Qualified internally developed software costs for external use are capitalized subsequent to the determination of technological feasibility; this capitalization continues until the product becomes available for general release in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The carrying value of patent and trademark costs was $371,000 and $87,000 at December 31, 1999 and 1998, respectively. The carrying value of all internally developed software costs was $427,000 and $24,000 at December 31, 1999 and 1998, respectively. Amortization expense related to these items was $41,000 in 1999, $49,000 in 1998 and $48,000 in 1997.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying values of long-lived assets, which include property and equipment and other assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

  REVENUE RECOGNITION

     The Company recognizes revenue from fixed monthly fees for providing services to clients ratably as those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on auction volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved. Commission revenue is recognized as the direct materials and commodities that are the subject of the Company's auctions are shipped from the winning suppliers to the buyers in accordance with the terms of the contracts. Commission revenue was $1,589,000 in 1999, $800,000 in 1998 and $358,000 in 1997.

  REVENUE CONCENTRATION AND RELATED PARTY

     Revenue concentration from United Technologies Corporation ("UTC"), the Company's largest client, was 34% in 1999 and 58% in 1998. The Company has a long-term contract with UTC that extends through December 2000 and contains an additional renewal option available at UTC's discretion. The contract can be

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
canceled by UTC upon notice prior to the expiration date. As further discussed in Note 7, a subsidiary of UTC invested $20,938,000 in the Company in September 1999. Revenues from UTC were $7,006,000 and amounts due from UTC were $801,000 for the year ended December 31, 1999.

     Revenue concentration from General Motors Corporation ("GM"), the Company's second largest client, was 15% in 1999 and 19% in 1998. GM notified the Company in January 2000 that it will cancel its contract effective April 2000. GM is not required to pay any termination fee for terminating its agreement.

  COST OF REVENUES

     Cost of revenues consists primarily of the expenses related to staffing and operation of the Company's market making service organization and market operations centers. Staffing costs include a proportional allocation of overhead costs.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred, and include costs to develop, enhance and manage the Company's proprietary technology.

  ADVERTISING COSTS

     Advertising costs are expensed at the time the advertisement is first aired or the promotion is held. Advertising expenses were $6,538,000 in 1999, $162,000 in 1998 and $110,000 in 1997.

  START-UP COSTS

     Start-up costs are expensed as incurred, and include costs to establish new locations, operations or subsidiaries.

  STOCK-BASED EXPENSE

     The Company accounts for the grant of stock options to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 8. The Company records unearned stock-based compensation for stock options granted at exercise prices less than fair value. Such unearned stock-based compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28.

  PENNSYLVANIA OPPORTUNITY GRANT

     During 1998, the Company received a $150,000 Opportunity Grant (the "PA Grant") from the Department of Community and Economic Development of the Commonwealth of Pennsylvania. The PA Grant provided for working capital funds to assist the Company during a period of accelerated growth, and was earned based upon the achievement of certain job creation requirements. The PA Grant is included in other income in the consolidated statements of operations. If the Company were to leave the City of Pittsburgh, Pennsylvania prior to November 2002, the Commonwealth of Pennsylvania may require the Company to

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
refund a portion of the PA Grant; however, the Company considers the likelihood of its relocation to be remote.

  INCOME TAXES

     Deferred income taxes are recorded using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  INTERNATIONAL OPERATIONS

     The Company began operating a subsidiary in Brussels, Belgium in late 1998. The subsidiary's operating loss was $2,929,000 and its revenues were immaterial for the year ended December 31, 1999.

     The local currency is the functional currency for the Company's operations outside of the United States. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized. Foreign currency translation adjustments included in other comprehensive loss were $120,000 in 1999.

  EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

     The computation of earnings per share is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1999           1998          1997
                                              ------------    -----------   -----------
Numerator:
  Net (loss) income.......................    $(21,821,409)   $   233,747   $(1,060,700)
                                              ============    ===========   ===========
Denominator:
  Weighted average common shares..........      14,914,189     11,191,670    10,618,481
     (Denominator for basic calculation)
  Weighted average effect of dilutive
     securities:
     Convertible preferred stock..........              --     11,383,800            --
     Stock options and warrants...........              --      4,201,141            --
                                              ------------    -----------   -----------
     Denominator for diluted
       calculation........................      14,914,189     26,776,611    10,618,481
                                              ============    ===========   ===========
Earnings per share:
  Basic...................................    $      (1.46)   $       .02   $      (.10)
                                              ============    ===========   ===========
  Diluted.................................    $      (1.46)   $       .01   $      (.10)
                                              ============    ===========   ===========

     For 1999 and 1997, potentially dilutive common shares of 21,922,820 and 6,321,439, respectively, were excluded because their effect was antidilutive.

     Pro forma earnings per share is computed using the weighted average number of shares of common stock outstanding, including the conversion of convertible preferred stock as of the beginning of 1999 or when issued, if later, even if inclusion is antidilutive. The computation of pro forma earnings per share is as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Numerator:
  Net loss..................................................    $(21,821,409)
                                                                ============
Denominator:
  Weighted average common shares............................      27,717,073
     (Denominator for basic calculation)
  Weighted average effect of dilutive securities:
     Stock options and warrants.............................              --
                                                                ------------
     Denominator for diluted calculation....................      27,717,073
                                                                ============
Pro forma earnings per share:
  Basic.....................................................    $       (.79)
                                                                ============
  Diluted...................................................    $       (.79)
                                                                ============

     For 1999, potentially dilutive common shares of 9,119,936 were excluded because their effect was antidilutive.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive loss includes the net effect of foreign currency translation adjustments and unrealized gains on short-term investments. Including net (loss) income from the consolidated statements of operations, comprehensive loss was $21,932,000 and $1,061,000 in 1999 and 1997, respectively, and comprehensive income was $234,000 in 1998.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, business-to-business electronic commerce. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries.

     Revenues are attributed to countries based on the location of the Company's clients. For 1999, 1998 and 1997, over 90% of the Company's revenues and assets were derived from its operations within the United States.

  RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As the Company does not currently engage in derivative or hedging activities, the adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment (and their related useful lives) consisted of the following:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                               1999           1998
                                                            -----------    ----------
Computer and office equipment (3 to 5 years)..............  $ 8,651,156    $  884,920
Furniture and fixtures (5 years)..........................    2,254,839       293,335
Leasehold improvements (5 years)..........................    2,426,514        95,982
                                                            -----------    ----------
                                                             13,332,509     1,274,237
Less accumulated depreciation.............................    1,217,837       211,845
                                                            -----------    ----------
                                                            $12,114,672    $1,062,392
                                                            ===========    ==========

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 3.  PROPERTY AND EQUIPMENT, CONTINUED:
     Depreciation expense was $1,145,000 in 1999, $142,000 in 1998 and $43,000 in 1997. In connection with its relocation to new office space in 1999, the Company disposed of property and equipment related to the old office facility with net book value of approximately $119,000.

NOTE 4.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
(A) Line of Credit..........................................  $       --    $300,000
(B) Revolver................................................          --          --
(B) Equipment term note.....................................   1,777,678          --
(C) Equipment term note #2..................................   3,000,000          --
(D) URA Loan................................................          --     125,386
                                                              ----------    --------
                                                               4,777,678     425,386
     Less current portion...................................   1,499,962      12,368
                                                              ----------    --------
                                                              $3,277,716    $413,018
                                                              ==========    ========

(A) In February 1998, the Company entered into a Line of Credit Agreement (the "Line of Credit"), which provided for borrowings of up to $750,000. The Line of Credit accrued interest at the lender's prime rate plus 1.0%. A non-refundable commitment fee equal to 1.0% per annum of the average daily unused portion of the Line of Credit was payable quarterly. As of December 31, 1998, there was $300,000 outstanding under the Line of Credit, which has been classified as long-term debt due to the February 1999 refinancing under the new facility discussed below.

(B) In February 1999, the Company settled all outstanding amounts under the Line of Credit and terminated this agreement. At this time, the Company entered into a Revolving Promissory Note (the "Revolver") and an Equipment Term Note (the "Equipment Term Note"), with a new lender, both under the terms of a Loan and Security Agreement (the "Loan and Security Agreement"). The Revolver provided for borrowings of up to $2,000,000, with interest accruing at the lender's prime rate plus 0.75% (9.25% at December 31, 1999).

     The Equipment Term Note provided for total borrowings of up to $2,000,000 that were drawn from February through August 1999. Monthly interest-only payments were due and payable on any outstanding advances during that time period. In September 1999, the advances under the Equipment Term Note converted to a note payable with 36 equal monthly principal and interest installments, which are due and payable through August 2002. The Equipment Term Note bears interest at the lender's prime rate plus 1.0%.

(C) In September 1999, the Company's Loan and Security Agreement was amended (the "Amended Loan and Security Agreement") to increase the available borrowings under the Revolver from $2,000,000 to $5,000,000 and extend the expiration date to September 2000. The interest rate on borrowings will remain at the lender's prime rate plus 0.75%. The amendment also provides for two additional equipment term notes (Equipment Term Note #2) in addition to the $2,000,000 original Equipment Term Note. These notes provide for total borrowings of up to $3,000,000 that may be drawn from September 1999 through October 2000. Monthly interest-only payments are due and payable on any outstanding advances during that time period. In April and October 2000, these notes automatically

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 4.  LONG-TERM DEBT, CONTINUED:
     convert to notes payable with 36 equal monthly principal and interest installments. These notes bear interest at the lender's prime rate plus 1.0%.

     The Amended Loan and Security Agreement contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. The Company is also required to satisfy minimum tangible net worth and current and debt service ratios each month, as defined. The Company has pledged substantially all of its tangible assets as collateral for the Amended Loan and Security Agreement.

(D) In March 1998, the Company entered into a $144,000 loan with the City of Pittsburgh Urban Redevelopment Authority (the "URA Loan"), with interest accruing at 6.8%. Proceeds from the URA Loan were required to be used for local office space expansion. The URA Loan was repaid in February 1999 with proceeds from the Equipment Term Note.

     Interest expense was $176,000 in 1999, $28,000 in 1998 and $2,000 in 1997.
     The weighted average interest rate was 6.7% in 1999, 6.9% in 1998 and 3.7% in 1997.

     Scheduled maturities of debt for each of the years ending December 31 are as follows:

2000........................................................  $1,499,962
2001........................................................   1,666,629
2002........................................................   1,444,420
2003........................................................     166,667
                                                              ----------
                                                              $4,777,678
                                                              ==========

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating leases expiring through 2008. In October 1998, the Company entered into a new Office Lease Agreement (the "Lease"), as amended in March and June 1999, that significantly expands the Company's office space within the City of Pittsburgh, Pennsylvania. The Lease, which provides for additional expansion within the same building, expires in May 2004.

     Operating lease rental expense amounted to $960,000 in 1999, $280,000 in 1998 and $141,000 in 1997. The following is a schedule of future minimum lease payments under all operating leases through December 31 of each of the following years:

2000........................................................  $1,922,000
2001........................................................   1,959,000
2002........................................................   2,012,000
2003........................................................   2,067,000
2004........................................................   1,014,000
Thereafter..................................................     599,000

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 6.  INCOME TAXES

     The Company had no income tax provision in 1999 and 1997 since the Company had a net taxable loss in each of those periods. For 1998, the Company's net taxable income was eliminated through the use of net operating loss carryforwards of approximately $502,000. The tax benefit resulting from the use of these net operating losses was approximately $200,000.

     Deferred tax assets and liabilities consisted of the following:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1999           1998
                                                           -----------    -----------
Net operating losses.....................................  $ 8,202,000    $ 1,182,000
Research and experimentation credits.....................      395,000        111,000
Lease termination fee....................................           --         90,000
Deferred stock-based expense.............................    1,942,000             --
Depreciation and other...................................     (797,000)       (46,000)
                                                           -----------    -----------
Net deferred tax assets..................................    9,742,000      1,337,000
Less valuation allowance.................................   (9,742,000)    (1,337,000)
                                                           -----------    -----------
                                                           $        --    $        --
                                                           ===========    ===========

     In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 1998 and December 31, 1999 since the realization of these assets in future periods is uncertain.

     As of December 31, 1999, the Company had available federal and state net operating loss carryforwards of approximately $20,506,000. These net operating loss carryforwards may be used to offset future federal and state income taxes through 2019 and 2009, respectively. As a result of the Series A-1 convertible preferred stock offering in May 1996 and concurrent ownership change, Section 382 of the Internal Revenue Code limits the federal net operating losses incurred prior to May 1996, which amounted to $1,298,000, available to the Company to $247,000 per year. Any unused annual limitation may be carried forward to future years for the balance of the federal net operating loss carryforward period. In addition, the Company has research and experimentation credit carryforwards available to offset future federal tax liabilities through 2019.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 7.  STOCKHOLDERS' EQUITY

     The following is a summary of share activity for all classes of stock:

                                                       CONVERTIBLE        COMMON      STOCK PURCHASE
                                                     PREFERRED STOCK      STOCK          WARRANTS
                                                     ---------------    ----------    --------------
Outstanding at December 31, 1996...................      5,077,200      10,468,799       4,224,600
     Shares issued, net............................      3,149,400         493,200              --
     Stock purchase warrants issued................             --              --       1,537,200
     Stock purchase warrants exercised.............      3,157,200              --      (3,157,200)
     Options exercised.............................             --          13,800              --
                                                       -----------      ----------      ----------
Outstanding at December 31, 1997...................     11,383,800      10,975,799       2,604,600
     Shares issued.................................             --         780,000              --
     Options exercised.............................             --          54,600              --
                                                       -----------      ----------      ----------
Outstanding at December 31, 1998...................     11,383,800      11,810,399       2,604,600
     Shares issued.................................      4,363,207       4,140,000              --
     Stock purchase warrants issued................             --              --         304,431
     Stock purchase warrants exercised.............        304,431       2,409,000      (2,713,431)
     Options exercised.............................             --         728,310              --
     Conversion of preferred stock.................    (16,051,438)     16,051,438              --
                                                       -----------      ----------      ----------
Outstanding at December 31, 1999...................             --      35,139,147         195,600
                                                       ===========      ==========      ==========

  STOCK SPLITS

     In January 1998, the Company's Board of Directors declared a 200-for-1 stock split in the form of a stock dividend for the then-outstanding shares of common stock and preferred stock. In June 1999, the Company's Board of Directors declared a 3-for-1 stock split in the form of a stock dividend for the then-outstanding shares of common stock and preferred stock.

     The Company has presented each split as a separate issuance of shares occurring at the time of the split. Accordingly, share amounts presented in the consolidated balance sheets and statements of stockholders' equity reflect the actual shares outstanding for each period presented prior to the stock splits. All references to the number of shares and per share amounts elsewhere in the consolidated financial statements and related notes have been restated to reflect both stock splits.

  PREFERRED STOCK

     In December 1996, the Company commenced an offering of 2,347,200 shares of Series B convertible preferred stock ("Series B") at $.54 per share, of which 1,057,800 shares were issued in 1996 and 1,289,400 shares were issued in 1997. Total proceeds from the offering, which was completed in July 1997, were $1,117,000, net of offering costs of $153,000.

     In October 1997, the Company exercised its right to call 3,157,200 warrants that were issued pursuant an offering of Series A-1 convertible preferred stock ("Series A-1") in May 1996. In addition, the Company commenced an offering to sell an additional 1,860,000 shares of Series A-2 convertible preferred stock ("Series A-2") at $.54 per share. The warrant call and the offering were completed in December 1997, resulting in total proceeds of $2,447,000, net of offering costs of $271,000.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 7.  STOCKHOLDERS' EQUITY, CONTINUED:
     In April 1999, the Company completed an offering of 2,305,434 shares of Series C convertible preferred stock ("Series C") at $4.77 per share. Total proceeds from the offering were $10,260,000, net of offering costs of $737,000.

     In September 1999, the Company completed an offering of 2,057,773 shares of Series D convertible preferred stock ("Series D") at $14.80 per share, of which 1,414,552 shares were purchased by UTC. Proceeds from the offering were $30,257,000, net of offering costs of $198,000. In addition, the Company granted 304,431 stock purchases warrants ("Series D warrants") at an exercise price of $.01 per share to UTC in exchange for release of restrictions that limited the Company from serving certain competitors of UTC. In connection with this grant, the Company recognized expense of $4,503,000 in September 1999, as determined using the Black-Scholes pricing model. UTC exercised the Series D warrants in September 1999, resulting in total proceeds of $3,000 and a $4,503,000 transfer from stock purchase warrants to additional capital.

     As discussed in Note 1, all of the Company's outstanding convertible preferred stock automatically converted into 16,051,438 shares of common stock in connection with the IPO. Additionally, the Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series.

  COMMON STOCK

     In 1997, employees purchased 531,000 shares of common stock at $.54 per share under a qualified stock purchase plan (the "1996 Purchase Plan"), resulting in total proceeds of $287,000, net of offering costs of $1,000. No further shares may be purchased under the 1996 Purchase Plan.

     In 1998, employees purchased 780,000 shares of common stock at $1.67 per share under a qualified stock purchase plan (the "1998 Purchase Plan"), resulting in total proceeds of $1,286,000, net of offering costs of $14,000. No further shares may be purchased under the 1998 Purchase Plan.

     As discussed in Note 1, the Company completed an IPO of 4,140,000 shares of common stock at $48 per share in December 1999.

  STOCK PURCHASE WARRANTS

     In addition to the warrants issued in connection with the Series A-1 offering that were subsequently exercised in the Series A-2 offering and the Series D warrants discussed above, the Company granted a total of 2,604,600 warrants at an exercise price of $.54 per share to the placement agent as compensation for services rendered in connection with the Series A-1, A-2 and B offerings. These warrants expire seven years from the date of issuance.

     The Series A-1 warrants and placement agent warrants were valued using the Black-Scholes pricing model. The portion of the proceeds received from the Series A-1, A-2 and B preferred stock offerings representing the value assigned to the warrants, as well as the Series D warrants discussed above, are reflected as stock purchase warrants in the stockholders' equity section of the accompanying balance sheets. At the time of exercise, the Company transfers the value assigned to the warrants to additional capital.

     In March 1999, the placement agent exercised 2,409,000 warrants, resulting in total proceeds of $1,305,000 and a $368,000 transfer of stock purchase warrants to additional capital.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 8.  EMPLOYEE BENEFIT PLANS

  401(K) SAVINGS PLAN

     In January 1999, the Company adopted a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, eligible employees may contribute a certain percentage of their pre-tax earnings up to the annual limit set by the Internal Revenue Service. The Company is not required to contribute to the Savings Plan, and has made no contributions since its inception.

  EMPLOYEE STOCK PURCHASE PLAN

     In 1999, the Board of Directors adopted, and the stockholders of the Company approved, the Company's Amended and Restated Employee Stock Purchase Plan (the "1999 Purchase Plan"), under which 500,000 shares have been reserved for issuance, subject to increases as provided in the 1999 Purchase Plan. The 1999 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Under the 1999 Purchase Plan, eligible employees may purchase common stock each year in an amount not to exceed 20% of the employee's annual cash compensation. The purchase price per share will be 85% of the lowest fair value at certain dates defined in the 1999 Purchase Plan. The 1999 Purchase Plan became effective in December 1999.

  STOCK OPTION PLANS

     Prior to March 1998, the Company maintained a stock incentive plan (the "1996 Option Plan"), which provided for the issuance of stock options and stock appreciation rights to employees. Under the 1996 Option Plan, options were granted at prices determined by the Board of Directors. The options granted are exercisable in accordance with a vesting schedule, not to exceed 10 years. No further stock options may be granted under the 1996 Option Plan.

     In March 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). All available options in the 1996 Option Plan were transferred into the 1998 Option Plan. All options outstanding under the 1996 Option Plan as of the termination date continue in effect under their original terms. The 1998 Option Plan provides for the issuance of stock options to employees, directors, consultants and advisors, which are granted at prices determined by the Board of Directors. The options granted are exercisable in accordance with a vesting schedule, not to exceed 10 years. Options held by certain executives immediately vested 30% in connection with the IPO.

     In June 1999, the Company adopted an Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan amended the 1998 Option Plan to increase the amount of shares reserved for the future issuance of stock options and add certain change-of-control provisions, as well as make other minor modifications. As of December 31, 1999, 15,450,000 stock options were authorized for issuance, of which 3,045,900 remained available for future issuance.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 8.  EMPLOYEE BENEFIT PLANS, CONTINUED:
     The following is a summary of stock option activity:

                                                              NUMBER     WEIGHTED AVERAGE
                                                            OF OPTIONS    EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at December 31, 1996..........................     867,000        $ 0.40
  Granted.................................................     564,000          0.54
  Forfeited...............................................    (354,600)         0.43
  Exercised...............................................     (13,800)         0.33
                                                            ----------
Outstanding at December 31, 1997..........................   1,062,600          0.47
  Granted.................................................   6,150,900          1.06
  Forfeited...............................................     (44,700)         0.55
  Exercised...............................................     (54,600)         0.38
                                                            ----------
Outstanding at December 31, 1998..........................   7,114,200          0.98
  Granted.................................................   5,426,300         10.69
  Forfeited...............................................    (204,800)         3.31
  Exercised...............................................    (728,310)         9.25
                                                            ----------
Outstanding at December 31, 1999..........................  11,607,390        $ 4.96
                                                            ==========
Shares exercisable as of December 31, 1999................   2,247,767        $ 1.30

     The following is a summary of the options outstanding as of December 31, 1999:

                            RANGE 1       RANGE 2      RANGE 3        RANGE 4          RANGE 5           RANGE 6
                         -------------   ----------   ----------   -------------   ---------------   ----------------
Range of exercise
  prices...............  $0.33 - $0.54   $     1.08   $     1.67   $2.50 - $4.77   $12.50 - $14.80   $41.00 - $289.88
Weighted average
  exercise price.......           0.51         1.08         1.67            4.72             14.80              69.05
Weighted average
  contractual life
  (in years)...........            7.4          8.4          8.8             9.3               9.7                9.9
Exercisable............        793,397    1,210,800      139,570          54,000            50,000                 --
Outstanding............      1,843,400    4,050,000    1,055,190       1,881,700         2,768,100              9,000

                              TOTAL
                         ---------------
Range of exercise
  prices...............  $0.33 - $289.88
Weighted average
  exercise price.......             4.96
Weighted average
  contractual life
  (in years)...........              8.7
Exercisable............        2,247,767
Outstanding............       11,607,390

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $1,976,000 of unearned stock-based compensation related to employee stock option grants with exercise prices lower than the deemed fair value of the underlying shares at the time of grant, of which $451,000 was amortized in 1999.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 8.  EMPLOYEE BENEFIT PLANS, CONTINUED:
     If compensation costs had been recognized pursuant to SFAS No. 123, the Company's net (loss) income and earnings per share would have been as follows:

                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------
                                                  1999          1998          1997
                                              ------------    ---------    -----------
Net (loss) income:
  As reported...............................  $(21,821,409)   $ 233,747    $(1,060,700)
  Pro forma.................................   (25,390,296)    (208,581)    (1,113,771)
Earnings per share:
  Basic:
     As reported............................  $      (1.46)   $     .02    $      (.10)
     Pro forma..............................         (1.70)        (.02)          (.10)
  Diluted:
     As reported............................  $      (1.46)         .01           (.10)
     Pro forma..............................         (1.70)        (.02)          (.10)

     The weighted average fair value per option grant to employees was $4.05 in 1999, $.23 in 1998 and $.14 in 1997. The fair value of each option grant was determined using the minimum value method prior to the IPO and using the Black-Scholes pricing model subsequent to the IPO with the following assumptions for all grants:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----     -----     -----
Weighted average risk-free interest rate....................   5.3%      5.0%      6.0%
Expected life (number of years).............................     5         5         5

     The Company has assumed 100% volatility for all grants subsequent to the IPO.

     In October 1999, 30,000 options were granted to the Company's Assistant Secretary, who is neither an employee nor a director. In accordance with SFAS No. 123, the Company recorded stock-based expense of $246,000, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.0%, expected life of three years and volatility of 80%.

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results for 1999 and 1998 are as follows:

                                 FIRST          SECOND          THIRD        FOURTH
            1999:               QUARTER        QUARTER         QUARTER       QUARTER        TOTAL
            -----              ----------   --------------   -----------   -----------   ------------
Revenues.....................  $3,498,705    $ 4,183,294     $ 5,355,298   $ 7,842,727   $ 20,880,024
Gross profit.................   1,933,381      1,599,758       2,137,079     3,043,709      8,713,927
Net loss.....................    (492,166)    (3,264,928)     (9,722,382)   (8,341,933)   (21,821,409)
Earnings per share:
     Basic and diluted.......        (.04)          (.23)           (.68)         (.43)         (1.46)
Pro forma earnings per share:
  Basic and diluted..........                                                     (.26)          (.79)

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED), CONTINUED:

                                      FIRST        SECOND       THIRD         FOURTH
1998:                                QUARTER      QUARTER      QUARTER        QUARTER        TOTAL
-----                               ----------   ----------   ----------   -------------   ----------
Revenues..........................  $1,108,594   $1,287,543   $2,405,512    $2,999,601     $7,801,250
Gross profit......................     501,320      316,132    1,154,553     1,570,842      3,542,847
Net (loss) income.................     (87,196)    (169,303)     345,459       144,787        233,747
Earnings per share:
  Basic...........................        (.01)        (.02)         .03           .01            .02
  Diluted.........................        (.01)        (.02)         .01           .00            .01

NOTE 10.  SUBSEQUENT EVENTS

  SECURITIES CLASS ACTION COMPLAINTS

     Ten securities fraud class action complaints have been filed against the Company and three executive officers in the federal court in Pittsburgh. The complaints allege that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 because they allegedly knew that General Motors would terminate its contract by the first quarter of 2000 and allegedly concealed this information.

     By order dated February 29, 2000, the court consolidated all of the cases into a single proceeding. That order also established a timetable for the filing of: motions to appoint lead plaintiffs and lead counsel, an amended consolidated complaint and the Company's response to the amended consolidated complaint.

     The Company and the individual defendants believe that the claims asserted against them misstate the facts and are completely without merit, and they intend to vigorously defend the litigation.

  ACQUISITION

     In March 2000, the Company signed a definitive agreement to acquire iMark.com, a privately-held Internet marketplace for surplus equipment and inventory based in Austin, Texas. Under the terms of the agreement, 1,750,000 shares of the Company's common stock and options to acquire the common stock will be exchanged for all outstanding shares, options and warrants in iMark.com. The acquisition will be accounted for as a purchase and is expected to close by the end of March 2000.

                            ------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement and set forth herein in Item 1, "Business--Executive Officers" is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Compensation of Executive Officers," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance Graph" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

Report of Independent Accountants...........................   37
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   38
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............   39
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....   40
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............   41
Notes to Consolidated Financial Statements..................   42

     2. Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II -- Valuation and Qualifying Accounts

     3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
3.1(b)    Registrant's Amended and Restated Certificate of
          Incorporation. (1)
3.2(b)    Registrant's Amended and Restated Bylaws. (1)
4.1       Amended and Restated Registration Rights Agreement dated
          August 3, 1999. (1)
10.1(a)++ Transaction agreement between General Motors Corporation and the registrant dated July 17, 1998 and effective as of June
          8, 1998. (2)
10.1(b)++ Amendment to Transaction Agreement between General Motors
          Corporation and the registrant dated and effective as of
          October 1, 1999. (3)
10.1(c)   Framework Agreement for Information Technology between
          General Motors Corporation and the registrant dated and
          effective as of June 8, 1998. (2)
10.1(d)   Software Licensing Category Agreement between General Motors
          Corporation and the registrant dated and effective as of
          June 8, 1998. (4)
10.1(e)   Consulting Services Category Agreement between General
          Motors Corporation and the registrant dated and effective as of June 8, 1998. (4)
10.2(a)++ Systems and Services Agreement between United Technologies
          Corporation and the registrant dated January 14, 1999 and
          effective as of January 1, 1999 (4)
10.2(b)   Side Letter Agreement between United Technologies
          Corporation and the registrant dated July 30, 1999. (3)

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.3(a)   Lease Agreement between the registrant and One Oliver
          Associates Limited Partnership dated October 21, 1998. (1)
10.3(b)   First Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated March 30, 1999.
          (1)
10.3(c)   Second Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated June, 1999. (5)
10.4(a)   Loan and Security Agreement between the registrant and
          Silicon Valley Bank dated February 5, 1999. (1)
10.4(b)   First Amendment to Loan and Security Agreement between the registrant and Silicon Valley Bank dated September 3, 1999.
          (1)
10.5      Registrant's 1996 Stock Incentive Plan. (1)
10.6      Registrant's Amended and Restated Stock Incentive Plan. (6)
10.7      Registrant's Amended and Restated Employee Stock Purchase
          Plan.
10.8(a)+  1998 Stock Option Plan Grant Certificate (Glen T. Meakem).
          (6)
10.8(b)+  1998 Stock Option Plan Grant Certificate (Sam E. Kinney,
          Jr.) (6)
10.8(c)+  1998 Stock Option Plan Grant Certificate (Sam E. Kinney,
          Jr.). (6)
10.8(d)+  1998 Stock Option Plan Grant Certificate (David J. Becker).
          (6)
10.8(e)+  1998 Stock Option Plan Grant Certificate (David J. Becker).
          (6)
10.8(f)+  1998 Stock Option Plan Grant Certificate (John P. Levis,
          III). (6)
10.8(g)+  1998 Stock Option Plan Grant Certificate (Thomas M. McLeod).
          (6)
10.8(h)+  1998 Stock Option Grant Certificate (Thomas L. McLeod). (6)
10.9 +    Letter Agreement between the registrant and Eric C. Cooper dated October 28, 1999. (5)
10.10 +   Letter Agreement between the registrant and L. John Doerr
          dated October 28, 1999. (5)
10.11 +   Letter Agreement between the registrant and David A. Noble dated October 28, 1999. (5)
10.12     Form of Indemnification Agreement between the registrant and each of its directors and officers. (7)
10.13 +   Restricted Stock Purchase Agreement between Thomas J.
          Meredith and the registrant dated as of November 23, 1999.
          (4)
21.1      Subsidiaries of the registrant.
23.1      Consent of PricewaterhouseCoopers LLP.
27.1      Financial Data Schedule.

---------------
 ++ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

 + Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.

(1) Incorporated by reference to exhibit with corresponding number filed with the registrant's Registration Statement on Form S-1 (File No. 333-86755) (the "Registration Statement"), as filed with the Commission on September 8, 1999.

(2) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 7 to the Registration Statement, as filed with the Commission on December 7, 1999.

(3) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 3 to the Registration Statement, as filed with the Commission on November 9, 1999.

(4) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 6 to the Registration Statement, as filed with the Commission on November 23, 1999.

(5) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 2 to the Registration Statement, as filed with the Commission on November 1, 1999.

(6) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on October 15, 1999.

(7) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 5 to the Registration Statement, as filed with the Commission on November 18, 1999.

(B) REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

                                  * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on March 15, 2000.

                                          FREEMARKETS, INC.

                                          By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            Joan S. Hooper
                                            Chief Financial Officer

     Each person whose signature appears below hereby appoints Glen T. Meakem and Joan S. Hooper, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  CAPACITY                      DATE
                  ---------                                  --------                      ----

             /s/ GLEN T. MEAKEM                President, Chief Executive Officer     March 15, 2000
---------------------------------------------  and Chairman of the Board (Principal
               Glen T. Meakem                  Executive Officer) and Director

             /s/ JOAN S. HOOPER                Vice President and Chief Financial     March 15, 2000
---------------------------------------------  Officer (Principal Financial and
               Joan S. Hooper                  Accounting Officer)

           /s/ SAM E. KINNEY, JR.              Director                               March 15, 2000
---------------------------------------------
             Sam E. Kinney, Jr.

             /s/ ERIC C. COOPER                Director                               March 15, 2000
---------------------------------------------
               Eric C. Cooper

             /s/ DAVID A. NOBLE                Director                               March 15, 2000
---------------------------------------------
               David A. Noble

              /s/ L. JOHN DOERR                Director                               March 15, 2000
---------------------------------------------
                L. John Doerr

           /s/ THOMAS J. MEREDITH              Director                               March 15, 2000
---------------------------------------------
             Thomas J. Meredith

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                  COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
-------------------------------------  ----------   ----------   ----------   ----------   ----------
                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT                CHARGED TO                BALANCE AT
                                       BEGINNING    CHARGED TO     OTHER                     END OF
                                       OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
                                       ----------   ----------   ----------   ----------   ----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended December 31, 1999.......  $   25,000    $172,666    $       --    $(97,666)   $  100,000
  Year ended December 31, 1998.......      20,000       5,000            --          --        25,000
  Year ended December 31, 1997.......          --      20,000            --          --        20,000
ALLOWANCE FOR DEFERRED TAX ASSETS:
  Year ended December 31, 1999.......   1,337,000          --     8,405,000          --     9,742,000
  Year ended December 31, 1998.......   1,336,000          --         1,000          --     1,337,000
  Year ended December 31, 1997.......   1,160,000          --       176,000          --     1,336,000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
 10.7        Amended and Restated Stock Purchase Plan.
 21.1        Subsidiaries of the registrant.
 23.1        Consent of Independent Accountants.
 27.1        Financial Data Schedule.