Form 10-Q
period 2000-03-31
FREEMARKETS INC
filed 2000-05-10
CIK 949968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-27913

                               FREEMARKETS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                                          04-3265483
      (State or Other Jurisdiction of Incorporation or         (I.R.S. Employer Identification No.)
                        Organization)

                     FREEMARKETS CENTER
                      210 SIXTH AVENUE
                       PITTSBURGH, PA                                         15222
          (Address of Principal Executive Offices)                          (Zip Code)

                                 (412) 434-0500
              (Registrant's Telephone Number, Including Area Code)

                                ONE OLIVER PLAZA
                 (BUILDING NAME CHANGED TO FREEMARKETS CENTER)
                                210 SIXTH AVENUE
                              PITTSBURGH, PA 15222
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on April 30, 2000 was 37,237,195.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheets as of
              March 31, 2000 (unaudited) and December 31,
              1999..........................................    3
               Condensed Consolidated Statements of
              Operations for the three months ended March
              31, 2000 and 1999 (unaudited).................    4
               Condensed Consolidated Statements of Cash
              Flows for the three months ended March 31,
              2000 and 1999 (unaudited).....................    5
               Notes to Condensed Consolidated Financial
              Statements....................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   21

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings..................................   22

Item 6.  Exhibits and Reports on Form 8-K...................   22

Signature...................................................   23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $102,169,779   $177,204,143
  Short-term investments....................................    72,132,087     33,040,205
  Accounts receivable, net..................................    10,629,757      6,887,270
  Other current assets......................................     4,119,980      1,441,111
                                                              ------------   ------------

     Total current assets...................................   189,051,603    218,572,729

Property and equipment, net.................................    17,175,238     12,114,672
Other assets, net...........................................       767,282        966,680
Goodwill, net...............................................   351,383,964             --
                                                              ------------   ------------

     Total assets...........................................  $558,378,087   $231,654,081
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,356,541   $  4,763,795
  Accrued incentive compensation............................     2,311,645        899,410
  Accrued acquisition costs.................................     6,080,000             --
  Other current liabilities.................................     5,714,930      2,559,462
  Current portion of long-term debt.........................     1,836,322      1,499,962
                                                              ------------   ------------

     Total current liabilities..............................    21,299,438      9,722,629

Long-term debt..............................................     3,508,463      3,277,716
                                                              ------------   ------------

     Total liabilities......................................    24,807,901     13,000,345
                                                              ------------   ------------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................       370,639        351,391
  Additional capital........................................   577,941,013    244,909,299
  Unearned stock-based compensation.........................    (1,299,543)    (1,525,194)
  Stock purchase warrants...................................            --         30,000
  Accumulated other comprehensive loss......................      (303,333)      (110,409)
  Accumulated deficit.......................................   (43,138,590)   (25,001,351)
                                                              ------------   ------------

     Total stockholders' equity.............................   533,570,186    218,653,736
                                                              ------------   ------------

     Total liabilities and stockholders' equity.............  $558,378,087   $231,654,081
                                                              ============   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------      -----------
Revenues....................................................  $ 10,808,039      $ 3,498,705
Cost of revenues............................................     6,334,269        1,565,324
                                                              ------------      -----------
     Gross profit...........................................     4,473,770        1,933,381
                                                              ------------      -----------
Operating costs:
  Research and development..................................     2,884,026          555,238
  Sales and marketing.......................................     7,419,743          593,096
  General and administrative................................     5,166,426        1,242,644
  Stock-based expense.......................................       225,651               --
  Goodwill amortization.....................................     2,145,310               --
  Write-off of in-process research and development..........     7,396,853               --
                                                              ------------      -----------
Total operating costs.......................................    25,238,009        2,390,978
                                                              ------------      -----------
     Operating loss.........................................   (20,764,239)        (457,597)
Other income (expense), net.................................     2,627,000          (34,569)
                                                              ------------      -----------
     Net loss...............................................  $(18,137,239)     $  (492,166)
                                                              ============      ===========

Basic and diluted earnings per share........................  $       (.51)     $      (.04)
                                                              ============      ===========
Shares used in computing basic and diluted earnings per
  share.....................................................    35,498,829       11,810,399
                                                              ============      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------      -----------
Cash flows from operating activities:
  Net loss..................................................  $(18,137,239)     $  (492,166)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       931,226          112,575
     Provision for bad debts................................       190,966           21,816
     Loss on disposal of property and equipment.............       393,104               --
     Stock-based expense....................................       225,651               --
     Goodwill amortization..................................     2,145,310               --
     Write-off of in-process research and development.......     7,396,853               --
  Cash (used in) provided by changes in:
     Accounts receivable....................................    (3,425,973)         493,912
     Other assets...........................................    (2,560,875)         (82,171)
     Accounts payable.......................................    (1,975,470)         497,462
     Other liabilities......................................     3,009,081         (423,949)
                                                              ------------      -----------
          Net cash (used in) provided by operating
            activities......................................   (11,807,366)         127,479
                                                              ------------      -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................   (16,660,333)              --
  Purchases of short-term investments.......................   (39,199,149)              --
  Capital expenditures, net.................................    (3,576,936)      (1,387,992)
  Software development costs................................      (611,321)              --
  Patent and trademark costs................................       (64,741)         (27,586)
                                                              ------------      -----------
          Net cash used in investing activities.............   (60,112,480)      (1,415,578)
                                                              ------------      -----------
Cash flows from financing activities:
  Proceeds from debt........................................            --        2,695,233
  Repayment of debt.........................................    (3,197,978)      (1,955,695)
  Proceeds from the exercise of options and warrants........        83,460        1,300,809
                                                              ------------      -----------
          Net cash (used in) provided by financing
            activities......................................    (3,114,518)       2,040,347
                                                              ------------      -----------
Net change in cash and cash equivalents.....................   (75,034,364)         752,248
Cash and cash equivalents at beginning of period............   177,204,143        1,655,932
                                                              ------------      -----------
Cash and cash equivalents at end of period..................  $102,169,779      $ 2,408,180
                                                              ============      ===========

Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $333,593,750               --
                                                              ============      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2000.

NOTE 2.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2000             1999
                                                 ------------      -----------
Net loss.......................................  $(18,137,239)     $  (492,166)
Weighted average common shares used in
  computing basic and diluted earnings per
  share........................................    35,498,829       11,810,399
Basic and diluted earnings per share...........  $       (.51)     $      (.04)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
Stock options and warrants.......................  11,294,893        8,254,439
Convertible preferred stock......................          --       11,383,800

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333.6 million, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the purchase price of $339.6 million, including estimated transaction costs of $6.0 million, was allocated as follows:

Goodwill and other intangible assets........................  $336,244,000
In-process research and development.........................     7,397,000
Liabilities assumed in excess of the fair value of assets
  acquired..................................................    (4,047,000)
                                                              ------------

Total purchase price........................................  $339,594,000
                                                              ============

     Goodwill and other intangible assets are being amortized on a straight-line basis over 36 months. In-process research and development was written off as a non-recurring charge upon consummation of the acquisition because those research and development efforts had not yet reached technological feasibility and had no alternative future uses.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     Also in March 2000, the Company purchased substantially all of the assets of Surplus Record, Inc. and SR Auction, Inc. (collectively, "Surplus Record") for $18.0 million in cash. Surplus Record consists of a directory and network of dealers and buyers and an online surplus asset trade site for business surplus, new and used industrial equipment, machinery and machine tools. The acquisition was accounted for as a purchase business combination, and the excess of the purchase price over the fair value of the net assets acquired of $17.9 million was allocated to goodwill, which is being amortized on a straight-line basis over 36 months.

     The following unaudited pro forma financial information presents the Company's results of operations as if the acquisitions of iMark and Surplus Record occurred at the beginning of each period presented. The write-off of in-process research and development has been excluded because it is non-recurring. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, iMark and Surplus Record constituted a single entity during such periods.

                                              THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------
                                             2000                     1999
                                         -------------            -------------
                                                      (UNAUDITED)
Revenues...........................      $  11,630,000            $   4,278,000
Goodwill amortization..............        (29,461,000)             (29,461,000)
Net loss...........................        (44,696,000)             (29,873,000)
Basic and diluted earnings per
  share............................              (1.21)                   (2.23)

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $18.3 million and $492,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 5.  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, business-to-business electronic commerce. The Company markets its services in the United States and in foreign countries through its sales personnel and its subsidiaries.

     Revenues are attributed to countries based on the location of the Company's customers. For the three months ended March 31, 2000 and 1999, over 90% of the Company's revenues and assets were derived from its operations within the United States.

NOTE 6.  SECURITIES CLASS ACTION COMPLAINT

     Ten securities fraud class action complaints have been filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania. The complaints allege that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 because they allegedly knew that General Motors Corporation would terminate its contract with the Company by the first quarter of 2000 and allegedly concealed this information.

     By order dated February 29, 2000, the court consolidated all of the cases into a single proceeding. On April 29, 2000, the lead plaintiffs filed a consolidated amended complaint which supersedes all of the earlier-filed complaints. The consolidated amended complaint contains the same allegations as those asserted in the earlier

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

complaints. The Company and the individual defendants believe that these allegations misstate the facts and are completely without merit, and they intend to vigorously defend the litigation.

NOTE 7.  SUBSEQUENT EVENT

     In April 2000, the Company entered into a five-year agreement with Visteon Corporation ("Visteon"). Under the terms of the agreement, Visteon will pay the Company a fixed monthly fee for access to its business-to-business eMarketplace. In connection with entering into this agreement, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock, which will result in total stock-based expense of $95.5 million amortized on a straight-line basis over five years, beginning in the quarter ending June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results to differ materially from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology.

OVERVIEW

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. We have executed online auctions for over $5.4 billion of purchase orders to date, and created potential estimated savings of more than $1 billion for our customers. Since 1995, we have created online auctions for products in more than 100 supply verticals, including injection molded plastic parts, commercial machinings, metal fabrications, chemicals, printed circuit boards, corrugated packaging and coal. More than 4,000 suppliers from over 50 countries have participated in our auctions.

DETERMINATION OF AUCTION VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the estimated dollar volume of materials, commodities and services that we auction for our customers. We measure this auction volume by multiplying the lowest bid price per unit in each auction by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate auction volume for the estimated term.

     Auction volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers' purchasing needs, the timing of the addition of new customers, the length of the customer contracts and the industry in which the auctioned items will be used. We believe that auction volume may be correlated with revenues and operating results over periods of one year or longer; however, because of our limited operating history, a strong correlation has not yet been demonstrated. Moreover, auction volume has varied in the past, and we expect it to vary in the future. The following table sets forth our auction volume for the periods indicated:

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                            ----------------
                                                             2000       1999
                                                            ------      ----
                                                             (IN MILLIONS)
Auction volume........................................      $1,355      $221

     We believe that the savings achievable by customers through our auctions is an indicator of the effectiveness of our auction services. To estimate these savings, we compare the last price paid by our customer for the auctioned items against the lowest bid price for those items in our auction. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our auction or our customer may not actually buy all or any of the auctioned items.

     Some of our agreements with customers provide for incentive compensation based on auction volume and/or savings. These agreements may define auction volume or savings differently than the methods we use to calculate auction volume and savings.

REVENUES

     We generate revenues under service agreements with our customers. Our service agreements typically provide us with revenues from fixed monthly fees, and may also include performance incentive payments, based on volume and/or savings. The revenue structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated auction volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. For the three-month periods ended March 31, 2000 and 1999, fixed monthly fees constituted a majority of our revenues, and we expect that these monthly fees will continue to constitute a majority of our revenues. We recognize revenues from our fixed monthly fees ratably as we provide services. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Our service agreements generally permit early termination by our customers without penalty.

     Some of our agreements include performance incentive payments that are contingent upon our customer achieving specific auction volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. The majority of our agreements entered into since January 1999 include incentive payment provisions. We expect that as our auction volume grows, the revenues attributable to these incentive payments will also grow over time in terms of absolute dollars but not necessarily as a percentage of revenues.

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

CUSTOMER CONCENTRATION

     We depend on United Technologies for a substantial portion of our revenues. This customer represented 18% of our revenues during the quarter ended March 31, 2000 and 52% of our revenues during the quarter ended March 31, 1999. We anticipate that we will continue to diversify our base of customers by adding new customers and increasing sales to existing customers, and that the percentage of total revenues we derive from United Technologies will continue to decrease.

RESULTS OF OPERATIONS

     Net loss for the quarter ended March 31, 2000 was $18.1 million, or $.51 per diluted share. Excluding stock-based expense and non-cash acquisition-related charges for goodwill amortization and the write-off of in-process research and development, net loss was $8.4 million, or $.24 per diluted share. Exclusive of non-cash acquisition-related charges, the impact of the acquisitions of iMark and Surplus Record was not material to the Company's results of operations for the quarter ended March 31, 2000. Net loss for the quarter ended March 31, 1999 was

$492,000, or $.04 per diluted share. The following table sets forth condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                             2000         1999
                                                            -------      ------
Revenues..................................................   100.0%      100.0%
Cost of revenues..........................................    58.6        44.7
                                                            ------       -----
     Gross profit.........................................    41.4        55.3
Operating costs:
  Research and development................................    26.7        15.9
  Sales and marketing.....................................    68.7        17.0
  General and administrative..............................    47.8        35.5
  Stock-based expense.....................................     2.1          --
  Goodwill amortization...................................    19.8          --
  Write-off of in-process research and development........    68.4          --
                                                            ------       -----

     Operating loss.......................................  (192.1)      (13.1)

Other income (expense), net...............................    24.3        (1.0)
                                                            ------       -----

     Net loss.............................................  (167.8%)     (14.1%)
                                                            ------       -----
                                                            ------       -----

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     All references to "Q1 2000" and "Q1 1999" are for the three months ended March 31, 2000 and 1999, respectively.

  REVENUES

     Revenues increased 209% from $3.5 million in Q1 1999 to $10.8 million in Q1 2000. The increase in revenues is primarily attributable to an increased number of new customers for which we conducted auctions, as well as increased use of our services by existing customers. The number of customers served increased from eight in Q1 1999 to 47 in Q1 2000. One additional indicator of our market acceptance is the estimated dollar volume of materials, commodities and services that we auction for our customers. Auction volume increased from $221.0 million in Q1 1999 to $1.4 billion in Q1 2000.

  COST OF REVENUES

     Cost of revenues increased from $1.6 million in Q1 1999 to $6.3 million in Q1 2000. As a percentage of revenues, cost of revenues increased from 45% to 59%. The increase in absolute dollar amounts from Q1 1999 to Q1 2000 reflects an increase in the number of market making staff and the increased cost of our operations due to a relocation of our headquarters to a larger facility and the expansion of our services into international locations.

     The increase in cost of revenues as a percentage of revenues is primarily the result of our rapid growth in the number of customers served from eight in Q1 1999 to 47 in Q1 2000, many of which enter into short-term agreements with us initially in order to try our services before committing to longer-term relationships. Generally, we invest a significant amount of time and resources early in a customer relationship. Therefore, our gross margins are typically lower in the early stages of a customer relationship.

     The increase in cost of revenues as a percentage of revenues was partially offset by increased staff productivity, as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process. Although we will continue to invest in the growth of our business, we expect gross margins to increase in the future.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $555,000, or 16% of revenues in Q1 1999, to $2.9 million, or 27% of revenues in Q1 2000. The increase both in absolute dollars and as a percentage of revenues relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology designed to further improve staff productivity. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings and to adapt and add features to our existing technology.

     SALES AND MARKETING. Sales and marketing costs increased from $593,000, or 17% of revenues in Q1 1999, to $7.4 million, or 69% of revenues in Q1 2000. The increase both in absolute dollars and as a percentage of revenues reflects a significant ramp-up in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. As a result, sales and marketing costs in Q1 2000 included certain costs not incurred in Q1 1999, such as those for advertising in professional trade magazines, airport advertising and other promotions. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $1.2 million, or 36% of revenues in Q1 1999, to $5.2 million, or 48% of revenues in Q1 2000. The increase both in absolute dollars and as a percentage of revenues is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase is also attributable to start-up costs of $287,000 and other recurring costs of $446,000 associated with our international subsidiaries. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will decrease as a percentage of revenues in future periods.

     STOCK-BASED EXPENSE. We recorded $2.0 million of unearned stock-based compensation related to employee stock options granted in June and July 1999. In Q1 2000, $226,000 was amortized related to these grants.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.2 million, of which $2.1 million was amortized in Q1 2000. We expect quarterly goodwill amortization related to these acquisitions to be $29.5 million over the next three years.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

  OTHER INCOME (EXPENSE), NET

     Other expense was $35,000 in Q1 1999 compared to income of $2.6 million in Q1 2000. The increase was primarily attributable to increased interest income from the investment of proceeds from our initial public offering in December 1999 into interest-bearing, investment grade securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our initial public offering, which resulted in net proceeds of $182.2 million. As of March 31, 2000, we had cash and cash equivalents of $102.2 million, short-term investments of $72.1 million and working capital of $167.8 million.

     Net cash provided by operating activities totaled $127,000 in Q1 1999, while net cash used in operating activities totaled $11.8 million in Q1 2000. The use of cash in Q1 2000 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 151 as of March 31, 1999 to 497 as of March 31, 2000. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $1.9 million. Our lease payments will grow as we take additional office space.

     Net cash used in investing activities totaled $1.4 million in Q1 1999 and $60.1 million in Q1 2000. Our use of cash in investing activities in Q1 1999 and Q1 2000 resulted primarily from our continued additions to and upgrade of computing and telecommunications equipment. Also in Q1 2000, we used $39.2 million to purchase short-term investments and $16.7 million related to acquisitions that closed in March 2000.

     Net cash provided by financing activities totaled $2.0 million in Q1 1999, while net cash used in financing activities totaled $3.1 million in Q1 2000. The positive financing cash flows in Q1 1999 primarily reflect the net proceeds from bank borrowings and from the exercise of stock options and warrants. In Q1 2000, our negative financing cash flows primarily related to the repayment of debt associated with the acquisition of iMark in March 2000.

     We currently have in place a $10.0 million bank credit facility, consisting of a $5.0 million revolving line of credit, all of which was available as of March 31, 2000, and two equipment loans totaling $5.0 million, of which $4.5 million was outstanding as of March 31, 2000. The line of credit and equipment loans bear interest at the prime rate of lending. The line of credit expires in September 2000, and the equipment loans are payable over 36-month terms expiring in August 2002 and March 2003.

     Our bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. We are also required to satisfy minimum tangible net worth and current and debt service ratios each month. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $1.4 million in Q1 1999 and $3.6 million in Q1 2000. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new corporate headquarters and other offices, as well as for expansion of our network and server capacity. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our initial public offering and bank borrowings. We anticipate an increase in our capital expenditures over future periods consistent with growth in our operations, infrastructure and personnel.

     We expect to experience significant growth in our operating costs for the foreseeable future in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We also expect to open new domestic and international offices in order to support the needs of our existing and anticipated clients. As a result, we estimate that these operating costs, as well as other planned expenditures, will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

RECENT EVENTS

     In April 2000, we entered into a five-year agreement with Visteon Corporation ("Visteon"). Under the terms of the agreement, Visteon will pay us a fixed monthly fee, which is larger than any other current customer contract, for access to our business-to-business eMarketplace. In connection with entering into this agreement, we issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of our common stock, which will result in total stock-based expense of $95.5 million amortized on a straight-line basis over five years, beginning in the quarter ending June 30, 2000.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-Q and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT; IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

     Our quarterly operating results have varied significantly in the past, are prone to significant fluctuations and will likely vary significantly in the future. We believe that quarter-to-quarter comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. As a result, the price of our common stock may fall.

     Our quarterly revenues often fluctuate because we depend on a relatively small number of customers. We recognize a portion of our revenues from service agreements on a monthly basis as we provide services; the remainder may be contingent on successfully achieving agreed-upon volume and savings objectives. As a result, our quarterly operating results may continue to fluctuate significantly based on the size and timing of monthly fees and based on any contingent compensation we earn.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY

     The market for business-to-business electronic commerce products and services is intensely competitive. If we cannot compete successfully, our business will suffer reduced revenues and net income. As one of a number of companies providing services or products to the market for business-to-business electronic commerce, we face the risk that existing and potential customers may choose to purchase competitors' services. If they do, then our revenues and net income will be reduced. Given that barriers to entry are low, we expect competition to intensify as new competitors enter the market.

     Furthermore, in recent months, many industrial companies have announced their intentions to establish their own business-to-business exchanges. Our current customers or prospective customers may also establish their own exchanges. These exchanges may provide auction functionality and other services similar to ours and may diminish the need for our services. While we do not know the effect that these exchanges may have on the market for online auction services, it is possible that the existence of these exchanges, or even the anticipated existence of planned exchanges, may result in our losing customers and revenue and may impair our ability to grow our business.

WE HAVE EXPERIENCED REVENUE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND NET INCOME AND COULD CAUSE OUR STOCK PRICE TO FALL

     We depend on United Technologies for a substantial portion of our revenues. Revenue concentration from United Technologies was 18% in Q1 2000 and 52% in Q1 1999. We may not be able to keep United Technologies as a client in the future. Our agreement with United Technologies expires in December 2000. United

Technologies may decline to renew the agreement or may terminate it prior to its expiration upon 30 days' notice. Although United Technologies would be required to pay us a substantial fee upon early termination, the fee would not compensate us for the resulting loss of revenues. The loss of United Technologies would diminish our revenues and operating results, possibly forcing us to curtail our growth plans and incur greater losses.

     In April 2000 we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Although this agreement is not cancelable, it may be terminated, subject to cure periods, in the event of a breach. Any termination of our agreement with Visteon, whether or not permitted by the terms of the agreement, could be harmful to our business.

     Revenue concentration from General Motors was 5% in Q1 2000 and 19% in Q1 1999. In January 2000, General Motors notified us that it was exercising its right to terminate its agreement on 90 days' notice, and the termination of this agreement became effective in April 2000. Our announcement of General Motors' notification to us, which we made immediately upon receiving notification from General Motors of its intention to terminate, caused a significant decrease in our stock price. Loss of any other significant clients could cause a similar decrease in our stock price.

THE INTEGRATION OF OUR RECENT ACQUISITIONS MAY INTERFERE WITH OUR OPERATIONS

     We recently consummated the acquisitions of iMark.com, Inc., Surplus Record, Inc. and SR Auction, Inc. We must integrate these entities, employees and business operations with ours. Certain risks we face in this integration include:

     - the diversion of management's attention to the assimilation of the new employees and operations;

     - difficulties in realizing potential operating synergies;

     - retention of new employees;

     - challenges in achieving growth in these entities' businesses; and

     - potential adverse effects on operating results.

     If we fail to complete the integration of these acquired businesses effectively and efficiently, our business and prospects may suffer.

WE MAY ACQUIRE OTHER BUSINESSES OR TECHNOLOGIES; IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE

     If appropriate opportunities present themselves, we may acquire additional businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may never achieve any of the benefits that we might anticipate from a future acquisition. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose costs that reduce our net income.

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

WE ANTICIPATE FUTURE LOSSES

     We experienced losses for the partial year 1995 and in 1996 and 1997. We achieved a modest profit in 1998, but incurred losses in 1999 and Q1 2000 as a result of our efforts to invest in the actual and anticipated growth of our business. Our profitability will depend on whether we can increase revenues while controlling expenses. We may not achieve profitability in the future, or sustain any future profitability.

CUSTOMERS MAY NOT PURCHASE OUR SERVICES IF WE ARE UNABLE TO GENERATE SIGNIFICANT SAVINGS

     If our online auction services increase the efficiency of any particular supply market, the future likelihood of significant savings to our customers in that market may decrease. Factors beyond our control may limit our ability to generate savings. If the magnitude of savings in particular product categories decreases, we may have difficulty in the future selling our auction services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce our revenues and net income.

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

WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

     If we cannot attract and retain adequate qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to customers and grow our business depends, in part, on our ability to attract and retain staff with college and graduate degrees as well as professional experiences that are relevant for market making, technology development and other functions we perform. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow our business.

THE CAPACITY CONSTRAINTS OF OUR PERSONNEL AND TECHNOLOGY RESOURCES MAY LIMIT OUR GROWTH

     If we are unable to undertake new business due to a shortage of staff or technology resources, our growth will be impeded. Our customers are typically large enterprises. At times, these customers ask us to pursue projects that put a strain on our resources, both in terms of people and technology. At the same time, penetration of new product categories often requires that we build up a significant database of new information. This, too, often requires a substantial amount of time from our market making staff. If our staff does not have the time to find and assimilate this new information, we may not be able to extend our services to new product categories. Therefore, there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand.

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR NET INCOME

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues for Q1 2000 increasing 209% compared to Q1 1999. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or net income.

OUR SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT THE DECISION TO PURCHASE OUR SERVICES

     Our sales cycle is long, typically taking from two to 12 months from initial customer contact until we sign a contract. Not every potential customer that we solicit actually purchases our services. Because we offer a new method of industrial purchasing, we must educate potential customers on the use and benefits of our services. We need to spend a significant amount of time with multiple decision makers in a prospective customer's organization to sell our services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that customers will purchase our services include:

     - budgeting constraints;

     - incentive structures that do not reward decision makers for savings achieved through cost-cutting;

     - the strength of pre-existing supplier relationships;

     - competition from other providers of online auction and electronic procurement services; and

     - an aversion to new purchasing methods.

     If we are unable to enter into service agreements with customers on a consistent basis, then our business may suffer from diminished revenues.

IF OUR SHORT-TERM SERVICE AGREEMENTS DO NOT LEAD TO LONG-TERM SERVICE AGREEMENTS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new customer by entering into a short-term service agreement that we hope will lead to a long-term service agreement. Failure to move a sufficient number of customers from short-term to long-term service agreements would hurt our operating results. Our initial agreement with a customer usually involves a period of trial and evaluation with relatively small volume auctions. This initial period, in which we learn about our customer's business and its related product categories and educate our customer about the best use of our services for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term service agreement often involves more frequent and larger volume auctions. Customers may decide not to enter into a long-term service agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our gross margins are typically lower at the outset of a relationship than the margins we may achieve later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure.

FACTORS OUTSIDE OUR CONTROL COULD RESULT IN DISAPPOINTING AUCTION RESULTS; DISAPPOINTED CUSTOMERS MAY CANCEL OR FAIL TO RENEW THEIR AGREEMENTS WITH US

     The actual savings achieved in any given auction vary widely and depend upon many factors outside of our control. These factors include:

     - the current state of supply and demand in the supply market for the products being auctioned;

     - the past performance of our customer's purchasing organization in negotiating favorable terms with suppliers;

     - the willingness of a sufficient number of qualified suppliers to bid for business using our auction services;

     - reductions in the number of suppliers in particular markets due to mergers, acquisitions or suppliers exiting from supply industries; and

     - seasonal and cyclical trends that influence all industrial purchasing decision making.

     Because factors outside of our control affect a customer's perception of the value of our services, customers may cancel our service agreements or choose not to renew them, even if we have performed well. Any non-renewal or cancellation of service agreements may reduce our revenues and net income.

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CUSTOMERS' CONFIDENCE IN OUR RELIABILITY

     A significant disruption in our online auction service could seriously undermine our customers' confidence in our business. Our customers hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions during online auctions, with the most significant being a breakdown in the computer network over which our auctions are conducted. This computer network is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids in a timely manner. Any interruptions in our service may undermine actual and potential customers' confidence in the reliability of our business.

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

THE LOSS OF OUR KEY EXECUTIVES WOULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. The loss of any member of our key management team would significantly disrupt our business. We rely on the leadership and vision of key members of our senior management team, including:

     - Glen Meakem, our President, Chairman, Chief Executive Officer and a co-founder;

     - Sam Kinney, an Executive Vice President and a co-founder;

     - David Becker, an Executive Vice President and our Chief Operating
       Officer;

     - Joan Hooper, a Vice President and our Chief Financial Officer and Treasurer; and

     - Scott Grimes, our Vice President of Corporate Business Development.

     Messrs. Meakem and Kinney created FreeMarkets, and they and Messrs. Becker and Grimes and Ms. Hooper have been instrumental in the management and growth of our business. The loss of any of these executives could disrupt the Company's growth.

IF WE FAIL TO CONTINUALLY IMPROVE OUR TECHNOLOGY, OUR BUSINESS WILL SUFFER

     Our services and the business-to-business electronic commerce market are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new online auction technology on a timely basis or at all. If we fail to introduce new technology or to improve our existing technology in response to industry developments, we could experience frustration from our customers that could lead to a loss of revenues.

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

IF WE DO NOT ADEQUATELY MAINTAIN OUR CUSTOMERS' CONFIDENTIAL INFORMATION, OUR REPUTATION COULD BE HARMED AND WE COULD INCUR LEGAL LIABILITY

     Any breach of security relating to our customers' confidential information could result in legal liability for us and a reduction in use or cancellation of our online auction services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our customers' competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all customers with whom we deal.

     We currently have practices and procedures in place to ensure the confidentiality of our customers' information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. If we fail to adequately maintain our customers' confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OTHERS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our BidWare software, to conduct auctions. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have applied for patents on aspects of our auction technology and business processes, but we do not know whether any patents will be issued. In addition, even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also obtained and applied for Unites States and foreign registrations for some certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

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

OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY
RIGHTS

     We do not believe that we infringe the proprietary rights of others, and to date, no third parties have notified us of infringement, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technology.

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE AUCTIONS MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online commerce, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and facilitate sales of goods to customers globally, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

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

WE MAY BECOME SUBJECT TO CERTAIN SALES AND OTHER TAXES THAT COULD ADVERSELY AFFECT OUR BUSINESS

     The imposition of sales, value-added or similar taxes could diminish our competitiveness and harm our business. We do not collect sales or other similar taxes for goods purchased through our online auctions. Our customers are large purchasing organizations that typically manage and pay their own sales and use taxes. However, we may be subject to sales tax collection obligations in the future.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our services to international buyers and often have international suppliers participate in our auctions. We have international subsidiaries located in Europe and in Asia that serve our customers based abroad as well as the European and Asian operations of our multinational customers based in the United States. We also plan to establish similar branches or subsidiaries in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our net income. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL

     As of March 31, 2000, we had outstanding 37,064,048 shares of common stock. Most of these shares are currently restricted from resale. However, on June 7, 2000, 26,940,840 of these shares will become available for resale in the public market. As restrictions on resale end, if the holders of these restricted shares sell them or if the market perceives that they intend to sell them, the market price of our common stock could decrease significantly, even if our business is doing well.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have several subsidiaries located in Europe and Asia, and we intend to establish other foreign subsidiaries in the future. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Borrowings under our existing credit lines are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are currently not subject to material interest rate risk.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Since March 16, 2000, the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("Form 10-K"), there have been no material new legal proceedings involving the Company nor have there been any material developments in the legal proceedings reported in the Form 10-K, except as set forth below.

     As previously reported, ten securities fraud class action complaints were filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania, which the court subsequently consolidated into a single proceeding. On April 29, 2000, the lead plaintiffs filed a consolidated amended complaint, which supersedes all of the earlier-filed complaints. The consolidated amended complaint contains the same allegations as those asserted in the earlier complaints. The Company and the individual defendants believe that these allegations misstate the facts and are completely without merit, and they intend to vigorously defend the litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.1(b)  Second Amended and Restated Registration Rights Agreement
         dated as of March 23, 2000.
27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on May 10, 2000.

                                          FREEMARKETS, INC.

                                          By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            JOAN S. HOOPER
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.1(b)  Second Amended and Restated Registration Rights Agreement
         dated as of March 23, 2000.
27.1     Financial Data Schedule.