Form 10-Q
period 2000-06-30
FREEMARKETS INC
filed 2000-08-02
CIK 949968

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

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on June 30, 2000 was 37,577,152.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
               Condensed Consolidated Balance Sheets as of
              June 30, 2000 (unaudited) and December 31,
              1999..........................................    3
               Condensed Consolidated Statements of
              Operations for the three and six months ended
              June 30, 2000 and 1999 (unaudited)............    4
               Condensed Consolidated Statements of Cash
              Flows for the six months ended June 30, 2000
              and 1999 (unaudited)..........................    5
               Notes to Condensed Consolidated Financial
              Statements....................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   22

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................   23

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................   23

Item 6.  Exhibits and Reports on Form 8-K...................   24

Signature...................................................   25

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 72,401,119    $177,204,143
  Short-term investments....................................    75,838,649      33,040,205
  Accounts receivable, net..................................    19,102,078       6,887,270
  Other current assets......................................     4,745,107       1,441,111
                                                              ------------    ------------

     Total current assets...................................   172,086,953     218,572,729
Property and equipment, net.................................    24,652,089      12,114,672
Other assets, net...........................................       885,730         966,680
Goodwill, net...............................................   322,573,029              --
                                                              ------------    ------------

     Total assets...........................................  $520,197,801    $231,654,081
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,476,091    $  4,763,795
  Accrued incentive compensation............................     5,375,208         899,410
  Accrued acquisition costs.................................     4,712,550              --
  Other current liabilities.................................     6,495,585       2,559,462
  Current portion of long-term debt.........................     1,844,069       1,499,962
                                                              ------------    ------------

     Total current liabilities..............................    22,903,503       9,722,629

Long-term debt..............................................     3,150,181       3,277,716
                                                              ------------    ------------

     Total liabilities......................................    26,053,684      13,000,345
                                                              ------------    ------------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................       375,770         351,391
  Additional capital........................................   581,059,913     244,909,299
  Unamortized stock-based expense...........................   (92,779,893)     (1,525,194)
  Stock purchase warrants...................................    95,484,375          30,000
  Accumulated other comprehensive loss......................      (335,317)       (110,409)
  Accumulated deficit.......................................   (89,660,731)    (25,001,351)
                                                              ------------    ------------

     Total stockholders' equity.............................   494,144,117     218,653,736
                                                              ------------    ------------

     Total liabilities and stockholders' equity.............  $520,197,801    $231,654,081
                                                              ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                      ---------------------------    ---------------------------
                                          2000           1999            2000           1999
                                      ------------    -----------    ------------    -----------
Revenues............................  $ 19,374,264    $ 4,183,294    $ 30,182,303    $ 7,681,999
Cost of revenues....................    10,965,325      2,583,536      17,299,594      4,148,860
                                      ------------    -----------    ------------    -----------
     Gross profit...................     8,408,939      1,599,758      12,882,709      3,533,139
                                      ------------    -----------    ------------    -----------
Operating costs:
  Research and development..........     4,794,714        805,459       7,678,740      1,360,697
  Sales and marketing...............    10,122,347      1,869,365      17,542,090      2,462,461
  General and administrative........     7,880,077      2,158,092      13,046,503      3,400,736
  Stock-based expense...............     4,200,150             --       4,425,801             --
  Goodwill amortization.............    29,557,633             --      31,702,943             --
  Write-off of in-process research
     and development................            --             --       7,396,853             --
                                      ------------    -----------    ------------    -----------
Total operating costs...............    56,554,921      4,832,916      81,792,930      7,223,894
                                      ------------    -----------    ------------    -----------
     Operating loss.................   (48,145,982)    (3,233,158)    (68,910,221)    (3,690,755)
Other income (expense), net.........     1,623,841        (31,770)      4,250,841        (66,339)
                                      ------------    -----------    ------------    -----------
     Net loss.......................  $(46,522,141)   $(3,264,928)   $(64,659,380)   $(3,757,094)
                                      ============    ===========    ============    ===========

Basic and diluted earnings per
  share.............................  $      (1.25)   $      (.23)   $      (1.78)   $      (.29)
                                      ============    ===========    ============    ===========
Shares used in computing basic and
  diluted earnings per share........    37,320,756     14,244,454      36,409,792     13,028,751
                                      ============    ===========    ============    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------    -----------
Cash flows from operating activities:
  Net loss..................................................  $ (64,659,380)   $(3,757,094)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      2,272,160        323,544
     Provision for bad debts................................        451,218         89,316
     Loss on disposal of property and equipment.............      1,012,496        118,797
     Stock-based expense....................................      4,425,801             --
     Goodwill amortization..................................     31,702,943             --
     Write-off of in-process research and development.......      7,396,853             --
  Cash (used in) provided by changes in:
     Accounts receivable....................................    (12,158,546)        53,074
     Other assets...........................................     (3,246,820)      (354,612)
     Accounts payable.......................................     (2,855,922)     1,215,166
     Other liabilities......................................      7,342,098        104,625
                                                              -------------    -----------
          Net cash used in operating activities.............    (28,317,099)    (2,207,184)
                                                              -------------    -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (16,660,333)            --
  Purchases of short-term investments, net..................    (43,012,354)            --
  Capital expenditures, net.................................    (12,228,584)    (2,695,031)
  Software development costs................................     (1,389,708)            --
  Patent and trademark costs................................       (129,515)      (121,838)
                                                              -------------    -----------
          Net cash used in investing activities.............    (73,420,494)    (2,816,869)
                                                              -------------    -----------
Cash flows from financing activities:
  Proceeds from debt........................................             --      3,530,197
  Repayment of debt.........................................     (3,653,331)    (1,955,695)
  Proceeds from the exercise of options and warrants........        587,900     11,579,601
                                                              -------------    -----------
          Net cash (used in) provided by financing
            activities......................................     (3,065,431)    13,154,103
                                                              -------------    -----------
Net change in cash and cash equivalents.....................   (104,803,024)     8,130,050
Cash and cash equivalents at beginning of period............    177,204,143      1,655,932
                                                              -------------    -----------
Cash and cash equivalents at end of period..................  $  72,401,119    $ 9,785,982
                                                              =============    ===========

Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $ 333,593,750             --
                                                              =============    ===========

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

NOTE 2.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                       ---------------------------    ---------------------------
                           2000           1999            2000           1999
                       ------------    -----------    ------------    -----------
Net loss.............  $(46,522,141)   $(3,264,928)   $(64,659,380)   $(3,757,094)
Weighted average
  common shares used
  in computing basic
  and diluted
  earnings per
  share..............    37,320,756     14,244,454      36,409,792     13,028,751
Basic and diluted
  earnings per
  share..............  $      (1.25)   $      (.23)   $      (1.78)   $      (.29)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                            ----------------------------    --------------------------
                                2000            1999           2000           1999
                            ------------    ------------    -----------    -----------
Stock options and
  warrants................   10,376,972       7,268,324     11,477,403      7,971,251
Convertible preferred
  stock...................           --      13,182,545             --     12,288,142

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333.6 million, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the purchase price of $339.7 million, including estimated transaction costs of $6.0 million, was allocated as follows:

Goodwill and other intangible assets........................  $336,334,000
In-process research and development.........................     7,397,000
Liabilities assumed in excess of the fair value of assets
  acquired..................................................    (4,047,000)
                                                              ------------
Total purchase price........................................  $339,684,000
                                                              ============

     Goodwill and other intangible assets are being amortized on a straight-line basis over 36 months. In-process research and development was written off as a non-recurring charge upon consummation of the acquisition

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     Final allocation of the purchase price for iMark and Surplus Record is not expected to differ significantly from the preliminary allocations and is expected to be completed in Fiscal 2001.

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

                                               SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------
                                              2000                    1999
                                          ------------            ------------
                                                      (UNAUDITED)
Revenues............................      $ 31,003,916            $  9,252,797
Goodwill amortization...............       (59,018,406)            (58,921,546)
Net loss............................       (91,218,250)            (63,134,329)
Basic and diluted earnings per
  share.............................             (2.40)                  (4.32)

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including the net loss from the condensed consolidated statements of operations, comprehensive loss was $46.6 million, $3.3 million, $64.9 million and $3.8 million for the three and six months ended June 30, 2000 and 1999, respectively.

NOTE 5.  SEGMENT REPORT

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

     Revenues are attributed to countries based on the location of the Company's customers. For the three and six months ended June 30, 2000 and 1999, over 90% of the Company's revenues and assets were derived from its operations within the United States.

NOTE 6.  SECURITIES CLASS ACTION COMPLAINT

     Ten securities fraud class action complaints have been filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania. The complaints allege that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 because they allegedly knew that

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

General Motors Corporation would terminate its contract with the Company by the first quarter of 2000 and allegedly concealed this information.

     By order dated February 29, 2000, the court consolidated all of the cases into a single proceeding. On April 29, 2000, the lead plaintiffs filed a consolidated amended complaint which supersedes all of the earlier-filed complaints. The consolidated amended complaint contains the same allegations as those asserted in the earlier complaints. The Company and the individual defendants have filed a motion seeking dismissal of the case on the ground that the allegations of the consolidated amended complaint are, as a matter of law, insufficient to warrant discovery and trial of the plaintiffs' claim. The motion has been fully briefed by the parties and awaits a decision by the court. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to vigorously defend the litigation.

NOTE 7.  WARRANTS

     In April 2000, the Company entered into a five-year agreement with Visteon Corporation ("Visteon"). Under the terms of the agreement, Visteon will pay the Company a fixed monthly fee for access to its business-to-business eMarketplace. In connection with entering into this agreement, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock, which resulted in total stock-based expense of $95.5 million amortized on a straight-line basis over five years, beginning in the quarter ended June 30, 2000.

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

OVERVIEW

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. We have executed over 5,000 online auctions for more than $7.6 billion worth of goods and services to date, and created potential estimated savings of nearly $1.5 billion for our customers. Since 1995, we have created online auctions for products in more than 130 supply verticals, and more than 5,600 suppliers from over 50 countries have participated in our auctions.

DETERMINATION OF AUCTION VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services that we auction for our customers. We measure this auction volume by multiplying the lowest bid price per unit in each auction by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate auction volume for the estimated term.

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

                                         THREE MONTHS           SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                       ----------------      ----------------
                                        2000       1999       2000       1999
                                       ------      ----      ------      ----
                                                   (IN MILLIONS)

Auction volume...................       2,189       412       3,544       632

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

REVENUES

     We generate revenues under service agreements with our customers. Our service agreements typically provide us with revenues from fixed monthly fees, and may also include performance incentive payments, based on volume and/or savings. The revenue structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated auction volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. For the three and six month periods ended June 30, 2000 and 1999, fixed monthly fees constituted a majority of our revenues, and we expect that these monthly fees will continue to constitute a majority of our revenues. We recognize revenues from our fixed monthly fees ratably as we provide services. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Our service agreements generally permit early termination by our customers without penalty.

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

CUSTOMER CONCENTRATION

     We depend on Visteon Corporation ("Visteon") and United Technologies Corporation ("United Technologies") for a material portion of our revenues. United Technologies represented 9% and 12% of our revenues during the three and six months ended June 30, 2000 and 43% and 47% of our revenues during the three and six months ended June 30, 1999. In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Visteon represented 12% and 8% of our revenues during the three and six months ended June 30, 2000. We anticipate that we will continue to diversify our base of customers by adding new customers and increasing sales to existing customers, and that the percentage of total revenues we derive from United Technologies and Visteon will decrease.

RESULTS OF OPERATIONS

     Net loss for the three and six months ended June 30, 2000 was $46.5 and $64.7 million or $1.25 and $1.78 per diluted share. Excluding stock-based expense and non-cash acquisition-related charges for goodwill amortization and the write-off of in-process research and development, net loss for the three and six months was $12.8 and $21.1 million, or $.34 and $.58 per diluted share. Exclusive of non-cash acquisition-related charges, the impact of the acquisitions of iMark and Surplus Record was not material to the Company's results of operations for the three and six months ended June 30, 2000. Net loss for the three and six months ended June 30, 1999 was

$3.3 and $3.8 million, or $.23 and $.29 per diluted share. The following table sets forth condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              2000    1999    2000    1999
                                                              ----    ----    ----    ----
Revenues....................................................   100%   100%     100%   100%
Cost of revenues............................................    57     62       57     54
                                                              ----    ---     ----    ---
     Gross profit...........................................    43     38       43     46
Operating costs:
  Research and development..................................    25     19       25     18
  Sales and marketing.......................................    52     45       58     32
  General and administrative................................    41     51       43     44
  Stock-based expense.......................................    22     --       15     --
  Goodwill amortization.....................................   151     --      105     --
  Write-off of in-process research and development..........    --     --       25     --
                                                              ----    ---     ----    ---
     Operating loss.........................................  (248)   (77)    (228)   (48)
Other income (expense), net.................................     8    (1)       14    (1)
                                                              ----    ---     ----    ---
     Net loss...............................................  (240%)  (78%)   (214%)  (49%)
                                                              ====    ===     ====    ===

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     All references to "Q2 2000" and "Q2 1999" are for the three months ended June 30, 2000 and 1999, respectively. All references to "Six Months 2000" and "Six Months 1999" are for the six months ended June 30, 2000 and 1999, respectively.

  REVENUES

     Revenues increased 363% from $4.2 million in Q2 1999 to $19.4 million in Q2 2000 and by 293% from $7.7 million in Six Months 1999 to $30.2 million in Six Months 2000. The increase in revenues is primarily attributable to an increased number of new customers for which we conducted auctions, as well as increased use of our services by existing customers. The number of customers served increased from 13 in Q2 1999 to 64 in Q2 2000. One additional indicator of our market acceptance is the estimated dollar volume of materials, commodities and services that we auction for our customers. Auction volume increased from $412.0 million in Q2 1999 to $2.2 billion in Q2 2000 and from $632.0 million in Six Months 1999 to $3.5 billion in Six Months 2000.

  COST OF REVENUES

     Cost of revenue increased from $2.6 million in Q2 1999 to $11.0 million in Q2 2000 and from $4.1 million in Six Months 1999 to $17.3 million in Six Months 2000. As a percentage of revenues, cost of revenues decreased from 62% in Q2 1999 to 57% in Q2 2000 and increased from 54% in Six Months 1999 to 57% in Six Months 2000. The increase in absolute dollar amounts from Q2 1999 to Q2 2000 and Six Months 1999 to Six Months 2000 and the increase as a percentage of revenue from Six Months 1999 to Six Months 2000 reflect an increase in the number of market making staff and the increased cost of our operations due to the expansion of our office space and our services into international locations.

     The decrease in cost of revenues as a percentage of revenues from Q2 1999 to Q2 2000 is primarily the result of increased staff productivity, as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process. Although we will continue to invest in the growth of our business, we expect gross margins to increase in the future.

     The decrease in cost of revenues as a percentage of revenues from Q2 1999 to Q2 2000 was partially offset by our rapid growth in the number of customers served from 13 in Q2 1999 to 64 in Q2 2000, many of which enter into short-term agreements with us initially in order to try our services before committing to longer-term relationships. Generally, we invest a significant amount of time and resources early in a customer relationship. Therefore, our gross margins are typically lower in the early stages of a customer relationship.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $805,000, or 19% of revenues in Q2 1999, to $4.8 million, or 25% of revenues in Q2 2000, and from $1.4 million, or 18% of revenues in Six Months 1999, to $7.7 million, or 25% of revenues in Six Months 2000. The increase both in absolute dollars and as a percentage of revenues relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings and to adapt and add features to our existing technology. We anticipate these costs may increase as a percentage of revenue in the short term but will decrease over longer periods.

     SALES AND MARKETING. Sales and marketing costs increased from $1.9 million, or 45% of revenues in Q2 1999, to $10.1 million, or 52% of revenues in Q2 2000, and from $2.5 million, or 32% of revenues in Six Months 1999, to $17.5 million, or 58% of revenues in Six Months 2000. The increase both in absolute dollars and as a percentage of revenues reflects a significant ramp-up in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. As a result, sales and marketing costs in 2000 include certain costs not incurred in 1999, such as those for advertising in professional trade magazines, airport advertising and other promotions. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force. We anticipate these costs may increase as a percentage of revenue in the short term but will decrease over longer periods.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $2.2 million in Q2 1999, to $7.9 million in Q2 2000 and from $3.4 million in Six Months 1999 to $13.0 million in Six Months 2000. As a percentage of revenues, general and administrative costs decreased from 52% in Q2 1999 to 41% in Q2 2000 and from 44% in Six Months 1999 to 43% in Six Months 2000. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase is also attributable to our continued investment in the infrastructure of our international subsidiaries. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased costs associated with being a public company. We anticipate these costs may increase as a percentage of revenue in the short term but will decrease over longer periods.

     STOCK-BASED EXPENSE. The Company recorded $2.0 million of unearned stock-based compensation related to employee stock options granted in June and July 1999. In Q2 2000 and Six Months 2000, $226,000 and $451,000, respectively, were amortized related to these grants. The Company also recorded $95.0 million of unearned stock-based expense related to a warrant granted to a customer in April 2000. In Q2 2000, $3.9 million was amortized related to the warrant. The Company also recorded $196,000 of unearned stock-based expense related to stock options granted to a non-employee in April 2000. In Q2 2000, $49,000 was amortized related to this grant.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.2 million, of which $29.6 million and $31.7 million was amortized in Q2 2000 and Six Months 2000. We expect quarterly goodwill amortization related to these acquisitions to be $29.6 million over the next three years.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

  OTHER INCOME (EXPENSE), NET

     Other expense was $32,000 in Q2 1999 compared to income of $1.6 million in Q2 2000 and $66,000 in Six Months 1999 compared to income of $4.3 million in Six Months 2000. The increase was primarily attributable to increased interest income from the investment of proceeds from our initial public offering in December 1999 into interest-bearing, investment grade securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our initial public offering, which resulted in net proceeds of $182.2 million. As of June 30, 2000, we had cash and cash equivalents of $72.4 million, short-term investments of $76.0 million and working capital of $149.2 million.

     Net cash used in operating activities totaled $2.2 million in Six Months 1999 and $28.3 million in Six Months 2000. The use of cash in Six Months 2000 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 239 as of June 30, 1999 to 648 as of June 30, 2000. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $2.2 million. Our lease payments will grow as we take additional office space.

     Net cash used in investing activities totaled $2.8 million in Six Months 1999 and $73.4 million in Six Months 2000. Our use of cash in investing activities in Six Months 1999 and Six Months 2000 resulted primarily from our continued additions to and upgrade of computing and telecommunications equipment. Also in Six Months 2000, we used $43.0 million to purchase short-term investments and $16.7 million related to acquisitions that closed in March 2000.

     Net cash provided by financing activities totaled $13.2 million in Six Months 1999, while net cash used in financing activities totaled $3.1 million in Six Months 2000. The positive financing cash flows in Six Months 1999 primarily reflect the net proceeds from bank borrowings and from the exercise of stock options and warrants. In Six Months 2000, our negative financing cash flows primarily related to the repayment of iMark debt assumed in the acquisition.

     We currently have in place a $10.0 million bank credit facility, consisting of a $5.0 million revolving line of credit, of which $4.7 million was available as of June 30, 2000, and two equipment loans totaling $5.0 million, of which $4.2 million was outstanding as of June 30, 2000. The line of credit and equipment loans bear interest at the lender's prime rate. The line of credit expires in October 2000, and the equipment loans are payable over 36-month terms expiring in August 2002 and March 2003.

     Our bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. We are also required to satisfy minimum tangible net worth and current and debt service ratios each month. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $2.7 million in Six Months 1999 and $12.2 million in Six Months 2000. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new corporate headquarters and other offices, as well as for expansion of our network and server capacity. In Six Months 2000, we have been implementing an enterprise resource planning ("ERP") package that will more fully integrate our financial systems and other operational reporting. We anticipate this system will be in place by Q4 2000. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our initial public offering and bank borrowings. We anticipate an increase in our capital expenditures over future periods consistent with growth in our operations, infrastructure and personnel.

     We expect to experience significant growth in our operating costs for the foreseeable future in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We also expect to open new domestic and international offices in order to support the needs of our existing and anticipated clients. As a result, we estimate that these operating costs, as well as other planned expenditures, will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 12 to 18 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

RECENT EVENTS

     In April 2000, we entered into a five-year agreement with Visteon Corporation. Under the terms of the agreement, Visteon will pay us a fixed monthly fee, which is larger than any other current customer contract, for access to our business-to-business eMarketplace. In connection with entering into this agreement, we issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of our common stock, which will result in total stock-based expense of $95.5 million amortized on a straight-line basis over five years, beginning in the quarter ended June 30, 2000.

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

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") no. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that the impact of SAB No. 101, which will be effective in the fourth quarter of Fiscal 2001, will not have a significant impact on our consolidated financial statements.

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

     We depend on Visteon and United Technologies for a material portion of our revenues. Revenue concentration from United Technologies was 9% in Q2 2000 and 43% in Q2 1999. We may not be able to keep United Technologies as a client in the future. Our agreement with United Technologies expires in December 2000. United Technologies may decline to renew the agreement or may terminate it prior to its expiration upon 30 days' notice. The loss of United Technologies would diminish our revenues and operating results.

     In April 2000 we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Although this agreement is not cancelable, it may be terminated, subject to cure periods, in the event of a breach. Any termination of our agreement with Visteon, whether or not permitted by the terms of the agreement, would diminish our revenues and operating results. Revenue concentration from Visteon was 12% in Q2 2000.

     In the past, we had relied upon General Motors for a material portion of our revenues. In Q2 1999, revenue concentration from General Motors was 17%, although in Q2 2000, the percentage had decreased to 1%. In January 2000, General Motors notified us that it was exercising its right to terminate its agreement on 90 days' notice, and the termination of this agreement became effective in April 2000. Our announcement of General Motors' notification to us, which we made immediately upon receiving notification from General Motors of its intention to terminate, caused a significant decrease in our stock price. Loss of any other significant clients could cause a similar decrease in our stock price.

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

     If appropriate opportunities present themselves, we may acquire additional businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may never achieve any of the benefits that we might anticipate from a future acquisition. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that restrict our business or that impose costs that reduce our net income or increase our losses.

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

WE ANTICIPATE FUTURE LOSSES

     We experienced losses for the partial year 1995 and in 1996 and 1997. We achieved a modest profit in 1998, but incurred losses in 1999 and the Six Months 2000 as a result of our efforts to invest in the actual and anticipated growth of our business. Our profitability will depend on whether we can increase revenues while controlling expenses. We may not achieve profitability in the future, or sustain any future profitability.

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

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR NET INCOME

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues for Q2 2000 increasing 363% compared to Q2 1999. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or net income.

OUR SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT THE DECISION TO PURCHASE OUR SERVICES

     Our sales cycle is long, typically taking from one to six months from initial customer contact until we sign a contract. Not every potential customer that we solicit actually purchases our services. Because we offer a new method of industrial purchasing, we must educate potential customers on the use and benefits of our services. We need to spend a significant amount of time with multiple decision makers in a prospective customer's organization to sell our services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that customers will purchase our services include:

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

THE LOSS OF OUR KEY EXECUTIVES WOULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of key members of our senior management team and the loss of any of these executives could disrupt the Company's growth.

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

     Our online auction technology is complex, and accordingly may contain undetected errors or defects that we may not be able to fix. In the past, we have discovered software errors in new versions of our BidWare software after their release. Further, any new technology we implement, including, for example, FreeMarket Desktop, may not achieve the results or gain the market acceptance we anticipate. Reduced market acceptance of our services or our software due to errors or defects in our technology would harm our business by reducing our revenues.

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

     As previously reported, ten securities fraud class action complaints were filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania, which the court subsequently consolidated into a single proceeding. On April 29, 2000, the lead plaintiffs filed a consolidated amended complaint, which supersedes all of the earlier-filed complaints. The consolidated amended complaint contains the same allegations as those asserted in the earlier complaints. The Company and the individual defendants have filed a motion seeking dismissal of the case on the ground that the allegations of the consolidated amended complaint are, as a matter of law, insufficient to warrant discovery and trial of the plaintiff's claim. The motion has been fully briefed by the parties and awaits a decision by the court. The Company and the individual defendants believe that the plaintiff's allegations are completely without merit and they intend to vigorously defend the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 12, 2000. Three matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as Class I Directors for a three-year term; an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares; and the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2000.

     The nominations of Thomas J. Meredith and David A. Noble to serve as directors, the amendment to the Certificate of Incorporation and the ratification of the appointment of PricewaterhouseCoopers were considered and ultimately approved.

                                      VOTES        VOTES      VOTES       BROKER
NOMINEE                                FOR        AGAINST    WITHHELD    NON-VOTES
-------                             ----------    -------    --------    ---------
Thomas J. Meredith................  25,843,269    15,012        --          --
David A. Noble....................  25,852,269     6,012        --          --

                                     VOTES        VOTES      VOTES       BROKER
                                      FOR        AGAINST    WITHHELD    NON-VOTES
                                   ----------    -------    --------    ---------
Amendment to Certificate of
  Incorporation..................  24,418,127    815,339     2,488         --
Appointment of
  PricewaterhouseCoopers.........  25,211,942     22,297     1,615         --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.2(a)  Registrant's Amended Bylaws
10.1+    Long Term Access and Services Agreement dated as of April
         17, 2000 by and between the registrant and Visteon
         Corporation.
10.2+    Common Stock Purchase Warrant of the registrant, issued to
         Visteon Corporation, dated April 17, 2000.
27.1     Financial Data Schedule.

+ Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b) Reports on Form 8-K.

     A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on April 6, 2000 to report our acquisition by means of a merger of iMark.com, Inc. The Company filed an amendment to this current report on Form 8-K with the Commission on June 6, 2000 with the required financial information.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on August 1, 2000.

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