Form 10-Q
period 2000-09-30
FREEMARKETS INC
filed 2000-11-08
CIK 949968

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

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on September 30, 2000 was 38,007,314.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of
            September 30, 2000 (unaudited) and December 31,
            1999............................................    3
            Condensed Consolidated Statements of Operations
            for the three and nine months ended September
            30, 2000 and 1999 (unaudited)...................    4
            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2000 and
            1999 (unaudited)................................    5
            Notes to Condensed Consolidated Financial
            Statements......................................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   22

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................   23

Item 6.  Exhibits and Reports on Form 8-K...................   23

Signature...................................................   24

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 52,467,719     $177,204,143
  Short-term investments....................................    81,141,118       33,040,205
  Accounts receivable, net..................................    24,358,845        6,887,270
  Other current assets......................................     6,074,064        1,441,111
                                                              ------------     ------------

     Total current assets...................................   164,041,746      218,572,729
Property and equipment, net.................................    33,084,494       12,114,672
Other assets, net...........................................     1,082,769          966,680
Goodwill, net...............................................   293,050,031               --
                                                              ------------     ------------

     Total assets...........................................  $491,259,040     $231,654,081
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,248,113     $  4,763,795
  Accrued incentive compensation............................     7,858,208          899,410
  Accrued acquisition costs.................................     4,684,319               --
  Other current liabilities.................................    15,300,882        2,559,462
  Current portion of long-term debt.........................     1,848,012        1,499,962
                                                              ------------     ------------

     Total current liabilities..............................    34,939,534        9,722,629

Long-term debt..............................................     2,686,672        3,277,716
                                                              ------------     ------------

     Total liabilities......................................    37,626,206       13,000,345
                                                              ------------     ------------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................       380,060          351,391
  Additional capital........................................   582,576,692      244,909,299
  Unamortized stock-based expense...........................   (87,829,818)      (1,525,194)
  Stock purchase warrants...................................    95,484,375           30,000
  Accumulated other comprehensive loss......................      (185,594)        (110,409)
  Accumulated deficit.......................................  (136,792,881)     (25,001,351)
                                                              ------------     ------------

     Total stockholders' equity.............................   453,632,834      218,653,736
                                                              ------------     ------------

     Total liabilities and stockholders' equity.............  $491,259,040     $231,654,081
                                                              ============     ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ---------------------------    -----------------------------
                                         2000           1999            2000             1999
                                     ------------    -----------    -------------    ------------
Revenues...........................  $ 26,584,298    $ 5,355,298    $  56,766,601    $ 13,037,297
Cost of revenues...................    14,280,046      3,218,219       31,579,640       7,367,079
                                     ------------    -----------    -------------    ------------
     Gross profit..................    12,304,252      2,137,079       25,186,961       5,670,218
                                     ------------    -----------    -------------    ------------
Operating costs:
  Research and development.........     5,320,769      1,598,938       12,999,509       2,959,635
  Sales and marketing..............    11,711,473      3,162,826       29,253,563       5,625,287
  General and administrative.......     9,922,291      2,489,726       22,968,794       5,890,462
  Stock-based expense..............     5,264,495      4,728,184        9,690,296       4,728,184
  Goodwill amortization............    29,522,998             --       61,225,941              --
  Write-off of in-process research
     and development...............            --             --        7,396,853              --
                                     ------------    -----------    -------------    ------------
Total operating costs..............    61,742,026     11,979,674      143,534,956      19,203,568
                                     ------------    -----------    -------------    ------------
     Operating loss................   (49,437,774)    (9,842,595)    (118,347,995)    (13,533,350)
Other income, net..................     2,305,624        120,213        6,556,465          53,874
                                     ------------    -----------    -------------    ------------
     Net loss......................  $(47,132,150)   $(9,722,382)   $(111,791,530)   $(13,479,476)
                                     ============    ===========    =============    ============

Basic and diluted earnings per
  share............................  $      (1.25)   $      (.68)   $       (3.03)   $      (1.00)
                                     ============    ===========    =============    ============
Shares used in computing basic and
  diluted earnings per share.......    37,752,565     14,288,621       36,860,650      13,451,407
                                     ============    ===========    =============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000             1999
                                                              -------------    ------------
Cash flows from operating activities:
  Net loss..................................................  $(111,791,530)   $(13,479,476)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      6,486,090         620,368
     Provision for bad debts................................        646,665          89,316
     Loss on disposal of property and equipment.............      2,502,496         118,797
     Stock-based expense....................................      9,690,296       4,728,184
     Goodwill amortization..................................     61,225,941              --
     Write-off of in-process research and development.......      7,396,853              --
  Cash (used in) provided by changes in:
     Accounts receivable....................................    (17,610,760)     (2,105,812)
     Other assets...........................................     (4,744,158)     (1,168,972)
     Accounts payable.......................................     (2,083,901)      1,496,291
     Other liabilities......................................     18,564,290       1,100,844
                                                              -------------    ------------
          Net cash used in operating activities.............    (29,717,718)     (8,600,460)
                                                              -------------    ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................    (16,660,333)             --
  Purchases of short-term investments, net..................    (48,128,474)    (10,289,831)
  Capital expenditures, net.................................    (25,564,496)     (4,431,366)
  Software development costs................................     (2,217,285)             --
  Patent and trademark costs................................       (129,765)       (213,595)
                                                              -------------    ------------
          Net cash used in investing activities.............    (92,700,353)    (14,934,792)
                                                              -------------    ------------
Cash flows from financing activities:
  Proceeds from debt........................................             --       4,226,630
  Repayment of debt.........................................     (4,112,897)     (2,008,960)
  Proceeds from the issuance of preferred stock and exercise
     of stock options and warrants..........................      1,794,544      41,920,378
                                                              -------------    ------------
          Net cash (used in) provided by financing
            activities......................................     (2,318,353)     44,138,048
                                                              -------------    ------------
Net change in cash and cash equivalents.....................   (124,736,424)     20,602,796
Cash and cash equivalents at beginning of period............    177,204,143       1,655,932
                                                              -------------    ------------
Cash and cash equivalents at end of period..................  $  52,467,719    $ 22,258,728
                                                              =============    ============

Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $ 333,593,750              --
                                                              =============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2000.

NOTE 2.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                  SEPTEMBER 30,
                       --------------------------    ----------------------------
                           2000          1999            2000            1999
                       ------------   -----------    -------------   ------------
Net loss.............  $(47,132,150)  $(9,722,382)   $(111,791,530)  $(13,479,476)
Weighted average
  common shares used
  in computing basic
  and diluted
  earnings per
  share..............    37,752,565    14,288,621       36,860,650     13,451,407
Basic and diluted
  earnings per
  share..............  $      (1.25)  $      (.68)   $       (3.03)  $      (1.00)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                            -----------------------    ------------------------
                              2000          1999          2000          1999
                            ---------    ----------    ----------    ----------
Stock options and
  warrants................  9,590,648     8,148,678    11,437,153     7,912,973
Convertible preferred
  stock...................         --    14,230,946            --    12,943,105

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
                                                              ============

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     Final allocation of the purchase price for iMark and Surplus Record is not expected to differ significantly from the preliminary allocations and is expected to be completed in 2001.

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

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                  2000                1999
                                              ------------        ------------
                                                        (UNAUDITED)
Revenues....................................    57,588,214          15,303,389
Goodwill amortization.......................   (88,568,881)        (88,568,881)
Net loss....................................  (138,377,877)       (104,140,974)
Basic and diluted earnings per share........         (3.60)              (6.93)

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including the net loss from the condensed consolidated statements of operations, comprehensive loss was $47.0 million, $9.7 million, $111.9 million and $13.5 million for the three and nine months ended September 30, 2000 and 1999, respectively.

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

     Revenues are attributed to countries based on the location of the Company's customers. For the three and nine months ended September 30, 2000 and 1999, over 90% of the Company's revenues and assets were derived from its operations within the United States.

NOTE 6.  SECURITIES CLASS ACTION COMPLAINT

     Ten securities fraud class action complaints have been filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania. The complaints allege that the Company and the other defendants

                       FREEMARKETS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

NOTE 7.  WARRANTS

     In April 2000, the Company entered into a five-year agreement with Visteon Corporation ("Visteon"). Under the terms of the agreement, Visteon pays the Company a fixed monthly fee for access to its business-to-business eMarketplace. In connection with entering into this agreement, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock, which resulted in total stock-based expense of $95.5 million amortized on a straight-line basis over five years, beginning in the quarter ended June 30, 2000.

NOTE 8.  SUBSEQUENT EVENT

     In November 2000, the Company entered into a one-year bank credit facility that provides for a $20.0 million line of credit. Funds borrowed under the line of credit may be used for working capital requirements and general corporate purposes. To date, the Company has borrowed $3.8 million under this facility to retire the bank credit facility that was in place as of September 30, 2000. As with the previous facility, the new credit facility contains restrictive covenants and other financial reporting requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results to differ materially from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology.

OVERVIEW

     FreeMarkets creates business-to-business online auctions for buyers of industrial parts, raw materials, commodities and services. We have executed over 6,800 online auctions for more than $10.5 billion worth of goods and services to date, and created potential estimated savings of nearly $2.0 billion for our customers. Since 1995, we have created online auctions for products in more than 150 supply verticals, and more than 7,000 suppliers from over 55 countries have participated in our auctions.

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

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                   -------------------        ------------------
                                    2000         1999         2000         1999
                                   ------        -----        -----        -----
Auction volume (in millions)...    2,933          731         6,477        1,363

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

     Many of our agreements with customers provide for incentive compensation based on auction volume and/or savings. These agreements may define auction volume or savings differently than the methods we use to calculate auction volume and savings.

REVENUES

     We generate revenues under service agreements with our customers. Our service agreements typically provide us with revenues from fixed monthly fees, and may also include performance incentive payments, based on volume and/or savings. The revenue structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated auction volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. For the three and nine month periods ended September 30, 2000 and 1999, fixed monthly fees constituted a majority of our revenues, and we expect that these monthly fees will continue to constitute a majority of our revenues. We recognize revenues from our fixed monthly fees ratably as we provide services. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our service agreements permit early termination by our customers without penalty.

     Many of our agreements include performance incentive payments that are contingent upon our customer achieving specific auction volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that as our auction volume grows, the revenues attributable to these incentive payments will also grow over time in terms of absolute dollars but not necessarily as a percentage of revenues.

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

CUSTOMER CONCENTRATION

     We depend on United Technologies Corporation ("United Technologies") and Visteon Corporation ("Visteon") for a material portion of our revenues. United Technologies represented 10% and 11% of our revenues during the three and nine months ended September 30, 2000 and 32% and 41% of our revenues during the three and nine months ended September 30, 1999. In October 2000, we entered into a three-year contract extension with United Technologies. We are also party to a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Visteon represented 11% and 9% of our revenues during the three and nine months ended September 30, 2000. We anticipate that we will continue to diversify our base of customers by adding new customers and increasing sales to existing customers, and that the percentage of total revenues we derive from United Technologies and Visteon will decrease.

RESULTS OF OPERATIONS

     Net loss for the three and nine months ended September 30, 2000 was $47.1 and $111.8 million, or $1.25 and $3.03 per diluted share. Excluding stock-based expense and non-cash acquisition-related charges for goodwill amortization and the write-off of in-process research and development, net loss for the three and nine months ended September 30, 2000 was $12.3 and $33.5 million, or $.33 and $.91 per diluted share. Exclusive of non-cash acquisition-related charges, the impact of the acquisitions of iMark and Surplus Record was not material to the Company's results of operations for the three and nine months ended September 30, 2000. Net loss for the three and nine months ended September 30, 1999 was $9.7 and $13.5 million, or $.68 and $1.00 per diluted share. The following table sets forth condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                            THREE MONTHS         NINE MONTHS
                                                                ENDED               ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ---------------      --------------
                                                           2000       1999      2000      1999
                                                           -----      ----      ----      ----
Revenues.................................................   100%       100%      100%      100%
Cost of revenues.........................................    54         60        56        57
                                                           ----       ----      ----      ----
     Gross profit........................................    46         40        44        43
Operating costs:
  Research and development...............................    20         30        23        23
  Sales and marketing....................................    44         59        52        43
  General and administrative.............................    37         47        40        45
  Stock-based expense....................................    20         88        17        36
  Goodwill amortization..................................   111         --       108        --
  Write-off of in-process research and development.......    --         --        13        --
                                                           ----       ----      ----      ----
     Operating loss......................................  (186)      (184)     (209)     (104)
Other income, net........................................     9          2        12         1
                                                           ----       ----      ----      ----
     Net loss............................................  (177%)     (182%)    (197%)    (103%)
                                                           ====       ====      ====      ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     All references to "Q3 2000" and "Q3 1999" are for the three months ended September 30, 2000 and 1999, respectively. All references to "Nine Months 2000" and "Nine Months 1999" are for the nine months ended September 30, 2000 and 1999, respectively.

  REVENUES

     Revenues increased 397% from $5.4 million in Q3 1999 to $26.6 million in Q3 2000 and increased 335% from $13.0 million in Nine Months 1999 to $56.8 million in Nine Months 2000. The increase in revenues is primarily attributable to a larger number of new customers for which we conducted auctions, as well as increased use of our services by existing customers. The number of customers served increased from 18 in Q3 1999 to 84 in Q3 2000. One additional indicator of our market acceptance is the estimated dollar volume of materials, commodities and services that we auction for our customers. Auction volume grew from $730.6 million in Q3 1999 to $2.9 billion in Q3 2000 and from $1.4 billion in Nine Months 1999 to $6.5 billion in Nine Months 2000.

  COST OF REVENUES

     Cost of revenues increased from $3.2 million in Q3 1999 to $14.3 million in Q3 2000 and from $7.4 million in Nine Months 1999 to $31.6 million in Nine Months 2000. As a percentage of revenues, cost of revenues decreased from 60% in Q3 1999 to 54% in Q3 2000 and from 57% in Nine Months 1999 to 56% in Nine Months 2000. The increase in absolute dollar amounts from Q3 1999 to Q3 2000 and Nine Months 1999 to Nine Months 2000 reflects an increase in the number of market making staff to serve our growing customer base and the increased cost of our operations due to the expansion of our office space and our services into international locations.

     The decrease in cost of revenues as a percentage of revenues from Q3 1999 to Q3 2000 and from Nine Months 1999 to Nine Months 2000 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process. Although we will continue to invest in the growth of our business, we expect gross margins to continue to increase in the future.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $1.6 million, or 30% of revenues in Q3 1999, to $5.3 million, or 20% of revenues in Q3 2000, and from $3.0 million, or 23% of revenues in Nine Months 1999, to $13.0 million, or 23% of revenues in Nine Months 2000. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings and to adapt and add features to our existing technology; however, we anticipate these costs will continue to decrease as a percentage of revenues in the future. As a result of a change in certain information technology initiatives, we recognized additional depreciation and other charges of $1.6 million in Q3 2000 related to capitalized software and other computer equipment.

     SALES AND MARKETING. Sales and marketing costs increased from $3.2 million, or 59% of revenues in Q3 1999, to $11.7 million, or 44% of revenues in Q3 2000, and from $5.6 million, or 43% of revenues in Nine Months 1999, to $29.3 million, or 52% of revenues in Nine Months 2000. The increase in absolute dollars reflects a significant ramp-up in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force; however, we anticipate these costs will continue to decrease as a percentage of revenues in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $2.5 million in Q3 1999 to $9.9 million in Q3 2000 and from $5.9 million in Nine Months 1999 to $23.0 million in Nine Months 2000. As a percentage of revenues, general and administrative costs decreased from 47% in Q3 1999 to 37% in Q3 2000 and from 45% in Nine Months 1999 to 40% in Nine Months 2000. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase is also attributable to our continued investment in the infrastructure of our international subsidiaries. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will continue to decrease as a percentage of revenues in the future. As a result of our transition to a globally-integrated enterprise resource planning ("ERP") system, we recognized additional depreciation and other charges of $1.2 million in Q3 2000 related to software and other computer equipment.

     STOCK-BASED EXPENSE. The Company recorded $2.0 million of unearned stock-based compensation related to employee stock options granted in June and July 1999, which will be amortized over a five-year period ending June 2004. In Q3 1999 and Nine Months 1999, $226,000 was amortized related to these grants. In Q3 2000 and Nine Months 2000, $127,000 and $578,000, respectively, was amortized related to these grants. In September 1999, the Company recorded $4.5 million of stock-based expense related to a warrant granted to a customer. In April 2000, the Company also recorded $95.5 million of unearned stock-based expense related to a warrant granted to a customer, which will be amortized over a five-year period ending April 2005. In Q3 2000 and Nine Months 2000, $4.8 million and $8.7 million, respectively, was amortized related to this warrant. In April 2000, the Company recorded $196,000 of unearned stock-based expense related to stock options granted to a consultant, which will be amortized over a one-year period ending March 2001. In Q3 2000 and Nine Months 2000, $49,000 and $98,000, respectively, was amortized related to this grant. In September 2000, the Company also recorded $314,000 of stock-based expense related to a modification of stock options held by a former employee.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $29.5 million and $61.2 million was amortized in Q3 2000 and Nine Months 2000, respectively. We expect quarterly goodwill amortization related to these acquisitions to be $29.5 million through the first quarter of 2003.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

  OTHER INCOME, NET

     Other income was $120,000 in Q3 1999 compared to $2.3 million in Q3 2000 and $54,000 in Nine Months 1999 compared to of $6.6 million in Nine Months 2000. The increase was primarily attributable to increased interest income from the investment of proceeds from our initial public offering in December 1999 into interest-bearing, investment grade securities.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our initial public offering, which resulted in net proceeds of $182.2 million. As of September 30, 2000, we had cash and cash equivalents of $52.5 million, short-term investments of $81.1 million and working capital of $129.1 million.

     Net cash used in operating activities totaled $8.6 million in Nine Months 1999 and $29.7 million in Nine Months 2000. The use of cash in Nine Months 2000 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 278 as of September 30, 1999 to 806 as of September 30, 2000. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $3.7 million. Our lease payments will grow as we take additional office space.

     Net cash used in investing activities totaled $14.9 million in Nine Months 1999 and $92.7 million in Nine Months 2000. Our use of cash in investing activities in Nine Months 1999 and Nine Months 2000 resulted primarily from our continued additions to and upgrade of computing and telecommunications equipment. Also in Nine Months 2000, we used $48.1 million to purchase short-term investments and $16.7 million related to acquisitions that closed in March 2000.

     Net cash provided by financing activities totaled $44.1 million in Nine Months 1999, while net cash used in financing activities totaled $2.3 million in Nine Months 2000. The positive financing cash flows in Nine Months 1999 primarily reflect the net proceeds from the issuance of preferred stock, bank borrowings and the exercise of stock options and warrants. In Nine Months 2000, our negative financing cash flows primarily related to the repayment of iMark debt assumed in the acquisition, partially offset by the exercise of stock options.

     As of September 30, 2000, we had in place a $10.0 million bank credit facility, consisting of a $5.0 million revolving line of credit, of which $4.7 million was available, and two equipment loans originally totaling $5.0 million, of which $3.8 million was outstanding. In November 2000, we entered into a new one-year bank credit facility consisting of a $20.0 million line of credit, $3.8 million of which was used to retire the facility in place as of September 30, 2000. Borrowings under the new facility bear interest at the lender's prime rate.

     Both our previous and our current bank credit facilities contain restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Both also include requirements as to minimum tangible new worth and current and debt service ratios reported each month. We have pledged substantially all of our tangible assets as collateral for the new credit facility, as we had done for the facility previously in place.

     Capital expenditures were $4.4 million in Nine Months 1999 and $25.6 million in Nine Months 2000. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and furnishings in our new corporate headquarters and other offices, as well as to expand our network and server capacity. In Nine Months 2000, we have been implementing an ERP system that will more fully integrate our financial systems and other operational reporting. This system went live in October 2000. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our initial public offering, bank borrowings and cash from operations. As a result of the significant investments, we have made in our operations, infrastructure and personnel in 2000, we anticipate a decrease in our capital expenditures in future periods.

     We expect to experience growth in our operating costs for the foreseeable future in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We also expect to open new domestic and international offices in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs, as well as other planned expenditures, will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. Thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB No. 101, which will be effective in the fourth quarter of 2001, will not have a significant impact on our consolidated financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-Q and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

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

     We recognize a portion of our revenues from service agreements on a monthly basis as we provide services; the remainder may be contingent on successfully achieving agreed-upon volume and/or savings objectives. As a result, our quarterly operating results may continue to fluctuate significantly based on the size and timing of monthly fees and based on any contingent compensation we earn.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY

     The market for business-to-business electronic commerce products and services is intensely competitive. If we cannot compete successfully, our business will suffer reduced revenues and net income. As one of a number of companies providing services or products to the market for business-to-business electronic commerce, we face the risk that existing and potential customers may choose to purchase competitors' services. If they do, then our revenues and operating results will be reduced. Given that barriers to entry are low, we expect competition to intensify as new competitors enter the market.

     Furthermore, in recent quarters, many industrial companies have announced their intentions to establish their own business-to-business exchanges. Our current customers or prospective customers may also establish their own exchanges. These exchanges may provide auction functionality and other services similar to ours and may diminish the need for our services. While we do not know the effect that these exchanges may have on the market for online auction services, it is possible that the existence of these exchanges, or even the anticipated existence of planned exchanges, may result in our losing customers and revenue and may impair our ability to grow our business.

WE HAVE EXPERIENCED REVENUE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND NET INCOME AND COULD CAUSE OUR STOCK PRICE TO FALL

     We depend on United Technologies and Visteon for a material portion of our revenues. Revenue concentration from United Technologies was 10% in Q3 2000 and 32% in Q3 1999. In October 2000, we entered into a three-year contract extension with United Technologies. United Technologies may terminate the agreement prior to its expiration upon 30 days' notice.

     In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Although this agreement is not cancelable, it may be terminated, subject to cure periods, in the event of a breach. Any termination of our agreement with Visteon, whether or not permitted by the terms of the agreement, would diminish our revenues and operating results. Revenue concentration from Visteon was 11% in Q3 2000.

     In January 2000, General Motors, which had been a material customer, notified us that it was exercising its right to terminate its agreement on 90 days' notice. The termination of this agreement became effective in April 2000. Following our announcement of the termination of the General Motors contract, which we made immediately upon receiving notification from General Motors of its intention to terminate, our stock price decreased significantly. Loss of any other significant customers could cause a similar decrease in our stock price.

THE INTEGRATION OF OUR RECENT ACQUISITIONS MAY INTERFERE WITH OUR OPERATIONS -

     In the first quarter of 2000, we consummated the acquisitions of iMark.com, Inc., Surplus Record, Inc. and SR Auction, Inc. We are continuing to integrate these entities, employees and business operations with ours. Certain risks we face in this integration include:

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

WE MAY ACQUIRE COMPLEMENTARY BUSINESSES OR TECHNOLOGIES; IF WE DO, WE MAY BE UNABLE TO INTEGRATE THEM WITH OUR BUSINESS, OR WE MAY IMPAIR OUR FINANCIAL PERFORMANCE

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

WE ANTICIPATE FUTURE LOSSES

     We experienced losses in 1995, 1996 and 1997. We achieved a modest profit in 1998, but incurred losses in 1999 and in Nine Months 2000 as a result of our efforts to invest in the actual and anticipated growth of our business. Our profitability will depend on whether we can increase revenues while controlling expenses. We may not achieve profitability in the future, or sustain any future profitability.

CUSTOMERS MAY NOT PURCHASE OUR SERVICES IF WE ARE UNABLE TO GENERATE SIGNIFICANT SAVINGS

     If our online auction services increase the efficiency of any particular supply market, the future likelihood of significant savings to our customers in that market may decrease. Factors beyond our control may limit our ability to generate savings. If the magnitude of savings in particular product categories decreases, we may have difficulty in the future selling our auction services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce our revenues and operating results.

OUR SPENDING ON INCREASED CAPACITY PRECEDES OUR RECEIPT OF REVENUES; THIS COULD CAUSE OUR GROSS MARGINS TO BE VOLATILE

     We must hire personnel, acquire equipment and expand our facilities in anticipation of receiving revenues in future periods. Because many of our expenses for these activities are components of our cost of revenues, our gross margins could be volatile.

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR OPERATING RESULTS WILL BE REDUCED

     We plan to increase expenditures for our sales and marketing efforts, development of new technology, capital improvements to our facilities and improvement of our operational and financial systems. The historical financial information upon which we can base our planned operating costs and capital expenditures is very limited and may not be meaningful. Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to forecast revenues accurately due to our limited operating history. If we fail to predict revenues accurately in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our operating results will be negatively affected.

WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

     If we cannot attract and retain adequate qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to customers and grow our business depends, in part, on our ability to attract and retain staff with college and graduate degrees, as well as professional experiences that are relevant for market making, technology development and other functions we perform. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow our business.

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

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR OPERATING RESULTS

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues for Q3 2000 increasing 397% compared to Q3 1999. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or operating results.

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

     Because factors outside of our control affect a customer's perception of the value of our services, customers may cancel our service agreements or choose not to renew them, even if we have performed well. Any non-renewal or cancellation of service agreements may reduce our revenues and operating results.

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

THE LOSS OF OUR KEY EXECUTIVES COULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of key members of our senior management team and the loss of any of these executives could disrupt the Company's growth.

IF WE FAIL TO CONTINUALLY IMPROVE OUR TECHNOLOGY, OUR BUSINESS WILL SUFFER

     Our services and the business-to-business electronic commerce market are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new technology on a timely basis or at all. If we fail to introduce new technology or to improve our existing technology in response to industry developments, we could experience frustration from our customers that could lead to a loss of revenues.

     Our technology is complex, and accordingly, may contain undetected errors or defects that we may not be able to fix. In the past, we have discovered software errors in new versions of our BidWare software after their release. Further, any new technology we implement may not achieve the results or gain the market acceptance we anticipate. Reduced market acceptance of our services or our software due to errors or defects in our technology would harm our business by reducing our revenues.

IF WE DO NOT ADEQUATELY MAINTAIN OUR CUSTOMERS' CONFIDENTIAL INFORMATION, OUR REPUTATION COULD BE HARMED AND WE COULD INCUR LEGAL LIABILITY

     Any breach of security relating to our customers' confidential information could result in legal liability for us and a reduction in use or cancellation of our services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our customers' competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all customers with whom we deal.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OTHERS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our BidWare software, to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have applied for patents on aspects of our technology and business processes, but we do not know whether any patents will be issued. In addition, even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also obtained and applied for Unites States and foreign registrations for certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

     We cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any infringement, misappropriation or independent development could harm our future financial results. In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country where we do business. We may, at times, have to incur significant legal costs and spend time defending our trademarks, copyrights and, if issued, our patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE AUCTIONS MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online commerce, other than regulations generally applicable to all businesses. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and facilitate sales of goods to customers globally, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our services to international buyers and often have international suppliers participate in our auctions. We have international subsidiaries located in Europe and Asia that serve our customers based abroad, as well as the European and Asian operations of our multinational customers based in the United States. We also plan to establish similar branches or subsidiaries in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our operating results. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

     The market price for our common stock is highly volatile and subject to wide fluctuations in response to the risks described above and many other factors, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly in recent quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have several subsidiaries located in Europe and Asia, and we intend to establish additional foreign subsidiaries. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because all of our investments are in short-term instruments. Borrowings under our existing credit lines are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are currently not subject to material interest rate risk.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER           DESCRIPTION
-------  ----------------------------
 27.1    Financial Data Schedule.

(b) Reports on Form 8-K

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on November 8, 2000.

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