Form 10-K
period 2000-12-31
FREEMARKETS INC
filed 2001-02-23
CIK 949968

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

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                Registrant's telephone number, including area code: (412) 434-0500

                    Securities registered pursuant to Section 12(b) of the Act:
               Title of Each Class                    Name of Each Exchange on Which Registered
                -----------------                    ------------------------------------------
                      NONE                                         NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 1, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's common stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $753,976,826 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's common stock outstanding as of the close of business on February 1, 2001 was 39,018,730.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of FreeMarkets, Inc. to be used in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. We assume no obligation to update these forward-looking statements as circumstances change. Please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results", as well as to our other filings with the Securities and Exchange Commission (the "SEC") and to the factors discussed elsewhere in this Form 10-K for a description of some of the risk factors that could cause our results to differ materially from our forward-looking statements.

OVERVIEW

     FreeMarkets is a leader in creating business-to-business online markets and providing electronic commerce technology and services for the procurement of industrial parts, raw materials, commodities and services. FreeMarkets combines its proprietary technology platform with information on the procurement or "sourcing" of direct materials, commodity-specific domain knowledge and services to deliver measurable savings to customers. FreeMarkets has created over 9,200 online markets for more than $14 billion worth of goods and services, resulting in estimated savings of over $2.7 billion for its customers. FreeMarkets has enabled its customers to source products from more than 165 supply verticals. More than 9,300 suppliers from over 55 countries have participated in online markets created by FreeMarkets. In addition to its FullSource offering, which provides customers with the full range of FreeMarkets' technology, services and information, FreeMarkets offers its DirectSource and QuickSource hosted services, which enable customers to run their own online markets. FreeMarkets also operates the FreeMarkets Asset Exchange for buyers and sellers of surplus assets and inventory.

     FreeMarkets' business-to-business online marketplace enables buyers of industrial parts, raw materials, commodities and services to find, screen and qualify suppliers, to negotiate prices and terms with those suppliers through a dynamic, real-time competitive bidding process, and to select the best suppliers on the basis of price and quality. Our marketplace includes proprietary technology, technical operations, market making services, access to a global database of suppliers and supplier research, call center support to buyers and suppliers in over 30 languages and marketplace rules that facilitate the ethical operation of the competitive bidding process. We have 18 offices in 13 countries, and our customers include some of the largest industrial companies in the world, including United Technologies Corporation, Visteon Corporation, Emerson Electric Co., Eaton Corporation, GlaxoSmithKline plc and the Commonwealth of Pennsylvania.

RECENT EVENTS

     On February 7, 2001, we entered into a definitive merger agreement to acquire Adexa, Inc., a leading provider of software products that enable collaborative commerce. Under the merger agreement, we will issue up to 17,250,000 shares of our common stock and options in exchange for all outstanding equity interests of Adexa. We expect the merger to close in the second quarter of 2001. We are filing with the SEC a Registration Statement on Form S-4 relating to the issuance of FreeMarkets common stock in connection with the proposed merger. Please refer to the risk factors set forth in this Form 10-K and in the Form S-4 for risks that could cause the merger not to occur or that could cause the benefits that we expect to gain from the merger not to be realized.

INDUSTRY BACKGROUND

  GROWTH OF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

     The Internet is one of the fastest-growing means of communication, globally reaching consumers and businesses. As the number of Internet users has grown, businesses have increasingly recognized the power of the Internet to streamline complex processes, lower costs and improve efficiency. Forrester Research has projected that the market for business-to-business electronic commerce will grow to $2.7 trillion in 2004, and that 53% of this Internet trade will flow through online marketplaces. As businesses increasingly use the Internet to communicate with their trading partners, the demand for online marketplaces and Internet-based procurement solutions should increase. International Data Corporation has projected that the market for Internet-based electronic procurement applications will grow from $1.7 billion in 2000 to almost $9 billion in 2004, and Forrester projects that $1.4 trillion will flow through online markets in 2004.

     Many Internet-based electronic procurement applications and online markets have focused on automating the process for the purchase of standard supplies that are used to operate a business, such as office supplies. While these applications have proven useful, they do not effectively address the needs of manufacturers who purchase direct materials, which are the industrial parts, raw materials and commodities that are incorporated into finished products.

  INEFFICIENCIES OF SUPPLY MARKETS FOR DIRECT MATERIALS

     Based on industry research and government statistics, we estimate that manufacturers worldwide purchase approximately $5 trillion of direct materials each year. Due to inefficiencies in the markets that supply these materials, we think that buyers often pay prices that are too high or have difficulties identifying appropriate suppliers. We believe that these inefficiencies result in part from the following factors:

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

     We believe that neither software applications or other technology, nor services alone can provide an adequate solution for buyers of direct materials. Rather, we think that the creation of an efficient market for these materials requires a solution that combines Internet technology with information and services that satisfy buyers' needs.

THE FREEMARKETS SOLUTION

     We combine our proprietary Internet technology platform with our in-depth knowledge of supply markets to help industrial buyers obtain lower prices and make better purchasing decisions. In our marketplace, multiple suppliers from around the world can submit bids for a buyer's purchase order in a real-time, interactive competition. Our markets, in contrast to those designed for sellers, feature "downward price" dynamic bidding in which suppliers continue to lower their prices until the market is closed. In our FullSource and DirectSource offerings, we work with our customers, using our proprietary FreeMarkets Desktop and BidWare technology, to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. This service, which we call "market making," creates a custom market for the goods or services being purchased by our customers. In our QuickSource offering, which is appropriate for less complex sourcing, our customers create their own markets, using our hosted application but not our market making services. Our solution provides:

     - SUBSTANTIAL SAVINGS. Our online markets can deliver substantial savings to our customers. Depending upon the nature of the direct materials or services being bid, savings typically range from a few percentage points on purchases of commodities to more than 25% on purchases of custom industrial components, with even greater savings at times. Customers often begin to save with the first market we create.

     - ROBUST INTERACTIVE TECHNOLOGY. Our BidWare Internet technology facilitates dynamic competitive bidding by enabling suppliers to submit bids in real time and to view competing bids within seconds after their submission. Our FreeMarkets Desktop Internet technology facilitates collaboration between our customers and their trading partners. Our technology is flexible and adaptable to our customers' needs. We can easily configure our markets in many different formats to address the characteristics of a specific industrial part or commodity and to achieve the particular objectives of each of our customers. In addition, we engage in a continuous process of improving our technology by adding new functions and features that we develop through our marketplace experience.

     - TAILORED APPROACH TO CUSTOMERS' NEEDS. Our FullSource and DirectSource offerings are tailored to meet the needs of each customer. Our customers are typically large corporations that purchase a wide variety of industrial parts, raw materials, commodities and services. Each customer has its own unique organizational structure, approach to purchasing and purchasing objectives. We work with each customer to identify the portions of their purchases that are best suited for our solutions, and we design markets that meet their needs.

     - SELF-SERVICE QUICKSOURCE OFFERING FOR LESS COMPLEX SOURCING. Our QuickSource hosted application enables customers who do not require market making services to take advantage of our technology and platform to run their own markets. This application is appropriate for less complex sourcing and, together with our FullSource and DirectSource offerings, enables us to address the entire range of our customers' sourcing needs.

     - IN-DEPTH KNOWLEDGE OF SUPPLY MARKETS. We develop and manage specialized information about many different product categories. Each time we create a market, we add to the knowledge we can apply to our business. We maintain a database of tens of thousands of potential suppliers, with information about their manufacturing processes, quality assurance practices, market focus and facilities. This in-depth knowledge enables us to provide our customers with market information that they cannot easily generate themselves or obtain from other sources.

     - MARKET INTEGRITY. We have designed our marketplace to enable our customers to evaluate competing suppliers on the basis of price, quality and performance in a process that is intended to be fair to all participating suppliers. The request for quotation that is distributed to potential suppliers provides detailed and clear specifications, so that all suppliers who participate in our marketplace have consistent information to use as a basis for their bids. Buyers and suppliers who participate in our marketplace agree in advance to a set of rules which are designed to ensure the integrity of the markets that we create. These rules give participating suppliers the confidence to submit their best bids.

THE FREEMARKETS STRATEGY

     We seek to be the world's leading provider of business-to-business online markets and electronic commerce technology, software and services that enable customers to source and operate their supply chains for direct materials. The key elements of our strategy are:

     - EXTEND OUR CUSTOMER BASE. We intend to extend our customer base in our target market of Global 2000 corporations and other large enterprises, including government agencies.

     - EXTEND INTO SUPPLY CHAIN COLLABORATION AND OPTIMIZATION. We recently announced that we have signed a definitive agreement to acquire Adexa, Inc., a leading provider of software products for supply chain collaboration and optimization. We believe that with this acquisition, we will provide customers with the ability to source and operate their supply chains for direct materials, in their own private marketplaces, in exchanges with other industry participants, or using our marketplace.

     - ADD DOMAIN KNOWLEDGE IN ADDITIONAL PRODUCT CATEGORIES. We believe that our domain knowledge of industrial product categories, called "supply verticals," is one of the factors that differentiates us from other participants in the business-to-business electronic commerce industry. We intend to continue to add domain knowledge in additional product categories where our online markets can generate savings for buyers. We plan to identify these markets by working with our existing and prospective customers to determine additional direct material categories that would be appropriate for our solution and by hiring personnel with expertise in a variety of supply verticals.

     - EXPAND OUR PRODUCT OFFERINGS. We have recently announced our QuickSource hosted application that enables our customers to create their own markets, and we intend to expand the sales of our new QuickSource product and other hosted applications. We also run the FreeMarkets Asset Recovery Marketplace for buyers and sellers of surplus equipment and inventory.

     - GROW INTERNATIONAL PRESENCE. We maintain offices in 12 countries outside the United States. We plan to continue to expand in global markets to better serve multinational enterprises. We have served buyers in the United States, Europe, Asia, Australia and South America with over 9,300 suppliers from more than 55 countries participating in our online markets. We believe that we can assist buyers in identifying potential suppliers worldwide and that our marketplace will continue to be attractive to buyers based outside the United States.

     - FOSTER A CULTURE OF EXCELLENCE AND CUSTOMER SERVICE. We intend to continue to employ rigorous recruiting, training and evaluation practices to help us attract and retain employees who dedicate themselves to delivering outstanding results to our customers. Since our inception, we have emphasized the creation of an environment of excellence and customer service. We believe that our commitment to excellence has led and will continue to lead to new customer referrals from satisfied buyers and suppliers who have used our marketplace.

     - ADD NEW PROPRIETARY TECHNOLOGY. We believe that our proprietary sourcing technology, on which we have applied for more than 25 patents, has functions and features that are unmatched in the business-to-business electronic commerce industry. We intend to continue to develop additional proprietary technology and to seek appropriate patent protection for our technology.

     - GROW THROUGH STRATEGIC RELATIONSHIPS AND ACQUISITIONS. We intend to pursue opportunities to expand our business through strategic relationships and acquisitions, as well as through internal development.

THE FREEMARKETS MARKET MAKING PROCESS

     We help our customers obtain lower prices and make better purchasing decisions through a combination of our proprietary technology, sourcing information, domain knowledge and services. In our FullSource offering and, to a limited extent, our DirectSource offering, we provide "market making" services that create a custom market for the direct materials, commodities or services being purchased through our marketplace. Our market making services are delivered through our FreeMarkets Desktop technology platform, which facilitates collaboration between our customers and their trading partners. Market making consists of the following steps:


                                   [Artwork]

                Prepare          Select Suppliers
Identify        Request          and Distribute          Conduct
Potential   *   for          *   Request for        *    Online    *   Implement
Savings         Quotation        Quotation               Market        Results

     IDENTIFY POTENTIAL SAVINGS. We work with our customers to identify which purchases seem best suited to our market making process. Although our marketplace generates savings on many types of products, the potential savings are particularly dramatic for direct materials that are custom-made to a buyer's specifications and available from many different suppliers. Examples include injection molded plastic components, metal fabrications, commercial machinings, printed circuit boards, fasteners and corrugated packaging. Other types of products, including commodities such as chemicals and coal, can also be appropriate for our process because market conditions are volatile and purchase prices may change with each transaction.

     PREPARE REQUEST FOR QUOTATION. Once a suitable purchase has been identified, we work with our customers to prepare a request for quotation. The request for quotation, or RFQ, is our customer's specification of the materials to be purchased. This specification is sent to selected suppliers to help them prepare their bids. Our technology automatically matches buyer part specifications with supplier capabilities, facilitating the preparation of the RFQ and the selection of suppliers. Because many direct materials must be custom-made to a buyer's specifications, it is essential for the request for quotation to specify precisely all of our customer's requirements, including the applicable technical characteristics, quality and logistics requirements and commercial terms. A market typically includes components with different characteristics or delivery locations, so we group components into lots with the goal of creating meaningful competition in each lot.

     SELECT POTENTIAL SUPPLIERS AND DISTRIBUTE REQUEST FOR QUOTATION. While the request for quotation is being prepared, the supplier selection process begins. We start with a target list of suppliers that includes those known to our customers and others we identify from our supplier database of tens of thousands of suppliers. After a detailed screening process, our customer selects a list of potential suppliers. Because most industrial purchases are made from a select group of potential suppliers, our online markets are private, and only those suppliers that our customer ultimately invites may participate. Privacy is important because the information contained in the request for quotation is highly confidential and our customer will award a purchase order only to a qualified supplier. Once our customer has selected potential suppliers, we provide these suppliers with the request for quotation to enable them to prepare for the competitive bidding. We also train suppliers in the use of our software.

     CONDUCT ONLINE MARKET. After potential suppliers have been selected and trained, we conduct an online market. During the bidding, suppliers remain anonymous to one another but can see competing price bids in real time, while our customer can see both the identity and current bid of each supplier. A market typically lasts for one to three hours. The activity is fast-paced, with suppliers generally submitting bids every few minutes, and often more frequently as the closing time for each lot nears. Our Market Operations Centers in Pittsburgh and Brussels provide continuous support to our customers and suppliers throughout the process. We monitor performance, send real-time messages to participants and strive to ensure that all bidders can participate effectively. We believe that our active involvement makes our marketplace more reliable. We can support participants in more than 30 different languages. We consider this to be a critical skill in helping customers to buy from suppliers around the world.

     IMPLEMENT RESULTS. After the online market has been completed, we assist our customers in analyzing and implementing market results so that purchase orders can be awarded to the suppliers providing the best overall value. In some situations, our customers can make immediate award decisions. In other instances, our customers may perform additional analyses and due diligence before making an award. Because awards may be based not only on price, but also on factors such as quality and delivery capabilities, the low bidder does not always win. Our customers ultimately make the final award decisions.

PRODUCT CATEGORIES

     We create markets for our customers in a wide variety of product categories, ranging from commodities to custom-engineered components. The number of product categories in which we have conducted markets grew to more than 165 by the end of December 31, 2000. The following list includes some of the product categories in which we have had the most experience:

Ball bearings           Corrugated packaging    Injection molded        Pallets
Chemicals               Die castings            plastics                Printed circuit boards
Coal                    Diesel fuel             Metal fabrications      Service center metals
Commercial machinings   Fasteners               Metal stampings         Sugar
Computer monitors       Hotel services          Molded rubber           Transformers
                                                Motor freight

     Most industrial buyers make purchases in a range of product categories, so we believe it is important that we address a comparable range. We typically conduct multiple markets in each product category, so we gain knowledge and improve productivity over time.

CUSTOMERS

     Our customers are among the world's largest buyers of industrial parts, raw materials, commodities and services. The following companies are among our current customers:

Alcoa Inc.                      Diebold, Incorporated           Norsk Hydro ASA
Allegheny Technologies          Eaton Corporation               Pilkington, plc
  Incorporated                  Emerson Electric Co.            The Quaker Oats Company
American Airlines, Inc.         FirstEnergy Corp.               Raytheon Company
Bayer AG                        FMC Corporation                 Schering-Plough Corporation
Bechtel Corporation             Giant Eagle, Inc.               Singapore Technologies
BP Amoco p.l.c.                 Glaxo SmithKline plc              Engineering Ltd.
Commonwealth of Pennsylvania    H.J. Heinz Company              SPX Corporation
Dana Corporation                International Truck and Engine  United Technologies
Deere & Company                   Corporation                   Corporation
Delphi Automotive Systems       Mayne Nickless Limited          Valeo
  Corporation                                                   Visteon Corporation

     We provide services to our customers under agreements that range from a few months to five years. Many of these agreements are cancelable by our customers on minimal notice and without substantial penalties. Our agreements typically provide us with revenues from fixed monthly fees. Some of our agreements also include performance incentive payments that are contingent upon our customer achieving specific market volume and/or savings thresholds. We never take title to or possession of any of the products purchased through our marketplace. We also do not oversee delivery of or payment for these products. We serve our customers from our offices in the United States and in 12 foreign countries. Many of our customers are multi national companies. Over 90% of our revenues in 2000, 1999 and 1998 were derived from customers whose headquarters are located within the United States.

SALES AND MARKETING

     We sell our services through our direct sales organization. As of December 31, 2000, our direct sales force consisted of more than 50 sales professionals, organized along buyer industry lines. We plan to expand our direct sales force and the number of buyer industry sectors for which we have specialists on our staff.

     We typically target our sales efforts at senior purchasing executives, chief technology officers, and other senior executives within a buying organization. When a prospective customer is interested in working with us, we analyze which portions of its direct material purchases are best suited to our marketplace. Throughout this analysis, we work with the prospective customer to negotiate terms of an agreement.

     New customers often enter into short-term agreements with us before making a longer-term commitment. Because our technology need not be integrated with the customer's existing information technology infrastructure, short-term agreements can quickly result in savings for our customer. Our short-term agreements typically last three to six months, during which time we prepare and conduct a range of markets. Our goal through this process is to demonstrate our capability to provide savings and to obtain a longer-term agreement with the customer.

     Our marketing efforts focus on general communications and on obtaining referrals from our existing customers. We participate in trade conferences and purchasing industry forums, and advertise in major airports and business publications. We intend to continue to make advertising and marketing expenditures in an effort to become better known in our target markets. These expenditures will cover the addition of sales, marketing, product management and business development personnel, advertising in professional journals and general business and trade media, media relations, presence at purchasing and technology trade conferences, and continuing improvements to our website.

TECHNOLOGY AND OPERATIONS

     We have built our proprietary technology to create a highly-interactive marketplace tailored to the needs of industrial purchasers. Our Internet-based BidWare technology provides an easy-to-use graphical interface that suppliers use to submit bids and that our customers use to watch the progress of our markets. Suppliers participate from their own offices, where key decision makers submit bids. Our BidWare technology provides nearly instantaneous response, displaying these bids to all users within seconds of submission. A truly dynamic competition results, as buyers watch prices decrease before their eyes.

     Our BidWare technology is designed for high-value online bidding involving complex market conditions. This Internet-based technology supports global, real-time interactions and has driven more than $14 billion in global business-to-business commerce. Our BidWare technology supports a significant number of market formats, enabling global suppliers to bid in multiple currencies, across multiple countries for multi-year contracts, all over the Internet.

     Our FreeMarkets Desktop technology consists of a suite of sourcing tools that, together with our BidWare technology, enable our customers, in a secure, password-protected environment, to create complex RFQs, publish specifications, select and collaborate with global suppliers, configure a market, negotiate dynamically in real time with suppliers, and award business to suppliers.

     We operate Market Operations Centers in Pittsburgh and Brussels to ensure that our marketplace is actively managed and runs smoothly. We strive to make our marketplace extremely reliable, both through our operations methodology and the quality of our technology. Our technology architecture contains many features to monitor and control our marketplace so that our Market Operations Centers can quickly respond in the event of technical or other difficulties. In addition, the staff in our Market Operations Centers actively support bidders before and during markets, helping to further ensure the reliability of our marketplace. Although we have taken extensive measures to ensure the reliability of our marketplace, we cannot guarantee that we will not have technical interruptions or failures in the future.

     Our BidWare technology includes: real-time price feedback, which allows bidders to see market dynamics at work; an overtime feature that extends the market bid time in highly competitive situations; continuous remote connections with bidders worldwide; and advanced security features to protect the confidentiality of online bids. Our technology also incorporates a wide range of bidding features and market formats that we developed to address specific needs of industrial purchasers. Examples of the types of markets we can conduct using our BidWare technology include:

     - "transformation bidding", where our customers can make direct price comparisons of similar products with unique attributes (such as coal from different mines);

     - "multi-currency bidding", where our customers and suppliers can choose to conduct bidding in the currency of their choice and to monitor bids in multiple currencies;

     - "index bidding", where our customers can conduct markets for commodities characterized by volatile pricing, against known indices (such as agricultural commodities); and

     - "net present value bidding", where our customers can evaluate proposals that have varying prices over time (such as materials for which suppliers bid decreasing costs over time to reflect anticipated productivity improvements).

     We spent $4.9 million on research and development in 1999 and $19.1 million in 2000. We plan to continue to increase our research and development expenditures to develop new technology and add features to our existing technology.

COMPETITION

     A number of companies provide services or products to the market for business-to-business electronic commerce. Competition in this market is rapidly evolving and intense, and we expect competition to further intensify in the future, which could lead to price reductions, reduced gross margins and loss of market share. We currently or potentially will compete with a number of other companies, including:

     - providers of electronic commerce technology extending their offerings to include services or technology similar to ours;

     - well-financed entrepreneurial start-ups that offer similar products and services or products and services perceived by a customer to be similar;

     - business-to-business exchanges or private marketplaces that are established by industrial companies, acting either in a consortium or unilaterally, which are designed to provide electronic procurement solutions;

     - professional service and consulting firms and others offering services similar to ours; and

     - providers of stand-alone software products that make available to buyers technology for conducting online markets.

     Our online marketplace is one of many alternative approaches to purchasing that buyers may consider. Many of our current and potential competitors are larger and more established, and have significantly greater resources than we do. As a result, some of our current or potential competitors may be able to commit more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology development. In order to respond to changes within this competitive environment, we may from time to time make pricing, service, marketing or other strategic decisions that could adversely affect our operating results. In addition, competitors may introduce products or services that appear to be the same as ours, despite actual differences. In such an environment, we face the risk that customers will confuse our services with those of our competitors or choose a competitor with greater resources. We also face the risk that customers may attain poor results with other products or services and lose interest in doing business with us. General economic conditions may also adversely affect demand for our services. We may not be able to keep our current customers or secure new ones in light of these issues.

INTELLECTUAL PROPERTY

     We regard the protection of our intellectual property rights to be critical to our success. We rely or expect to rely on a combination of patent, copyright, trademark, service mark and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require employees and independent contractors to enter into confidentiality and invention assignment agreements, and require some of our employees to enter into non-competition agreements. We also have non-disclosure agreements with our customers and suppliers who participate in our marketplace. We do not sell our software to our customers or to suppliers, but rather license it for specified purposes. The contractual provisions and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.

     BidWare, BidServer and FreeMarkets are registered trademarks of FreeMarkets in the United States, and BidWare is a registered trademark of FreeMarkets in Hong Kong and the European Community. In addition, we own a registration for the FreeMarkets trademark in the European Community. We have applied to register the FreeMarkets and BidWare trademarks in other jurisdictions, including Japan and Singapore. We have also applied for United States and foreign registration for our FreeMarkets logo and several other marks associated with our business.

     We have filed more than 25 patent applications in the United States with respect to proprietary features of our technology that we currently use or intend to use in the future. We cannot assure you that these patents will be issued, or that if they are issued, these patents will not be successfully challenged by others or invalidated or will adequately protect our technology or processes or otherwise result in commercial advantages to us.

     We cannot be certain that the steps we have taken to protect our intellectual property will be adequate, that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any such infringement, misappropriation or independent development could harm our future financial results. Additionally, effective patent, trademark, copyright and trade secret protection may not be available in every country where we provide our marketplace and our technology. At times, we may have to incur significant legal costs and spend time defending our trademarks, copyrights and, if issued, our patents. Any such defense efforts, whether successful or not, would divert both time and resources from the operations and growth of our business.

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

GOVERNMENT REGULATION

     As with many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation applicable to online commerce, other than regulations applicable to businesses in general. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt existing regulations to its use. Future laws, regulations and court decisions may affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, taxation, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because our services are offered worldwide, and we facilitate sales of goods to customers worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business.

     Because we are an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines and penalties and could result in our inability to enforce agreements in that jurisdiction.

     Numerous states have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to our online marketplace. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations in the future.

EMPLOYEES

     As of December 31, 2000, we had 968 employees worldwide, including 516 in market making, 112 in research and development, 133 in sales and marketing, 59 in technical operations and 148 in executive management and administration, human resources, legal, finance and facilities management. None of our employees is represented by a collective bargaining agreement, and we believe that we have good relations with our employees.

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

     We recognize a portion of our revenues from service agreements on a monthly basis as we provide services; the remainder may be contingent on successfully achieving agreed-upon volume and/or savings objectives. As a result, our quarterly operating results may continue to fluctuate significantly based on the size and timing of monthly fees and any contingent compensation we earn.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE

     The market for business-to-business electronic commerce products and services is intensely competitive. If we cannot compete successfully, our business will suffer reduced revenues and operating results. As one of a number of companies providing services or products to the market for business-to-business electronic commerce, we face the risk that existing and potential customers may choose to purchase competitors' services or products. If they do, then our revenues and operating results will be reduced. Given that barriers to entry are low, we expect competition to intensify as new competitors enter the market.

     Furthermore, in recent quarters, many companies have announced their intentions to establish their own business-to-business industry exchanges or private marketplaces. Our current customers or prospective customers may also establish their own industry exchanges or private marketplaces. These exchanges or marketplaces may provide online market functionality and other services similar to ours and may diminish the need for our services. While we do not know the effect that these exchanges and marketplaces may have on the market for our online market services, it is possible that the existence of these exchanges and marketplaces, or even the anticipated existence of planned exchanges and marketplaces, may result in our losing customers and revenue and may impair our ability to grow our business.

WE HAVE EXPERIENCED REVENUE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND OPERATING RESULTS AND COULD CAUSE OUR STOCK PRICE TO FALL

     We depend on United Technologies Corporation ("United Technologies") and Visteon Corporation ("Visteon") for a material portion of our revenues. In October 2000, we entered into a three-year contract extension with United Technologies, but this agreement may be terminated at any time prior to its expiration by United Technologies on 30 days' notice and without substantial penalty. In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Although this agreement is not cancelable, it may be terminated, subject to cure periods, in the event of a breach. Any termination of our agreements with United Technologies or Visteon, whether or not permitted by the terms of those agreements, would diminish our revenues and operating results. Revenue concentration from United Technologies and Visteon, in the aggregate, was 19% in 2000 and 34% in 1999.

     In January 2000, General Motors Corporation ("General Motors"), which had been a material customer, notified us that it was exercising its right to terminate its agreement on 90 days' notice. The termination of this agreement became effective in April 2000. Following our announcement of the termination of the General Motors contract, which we made immediately upon receiving notification from General Motors of its intention to terminate, our stock price decreased significantly. The loss of any other significant customers could cause a similar decrease in our stock price.

THE ACQUISITION OF ADEXA, INC. INVOLVES A SUBSTANTIAL DEGREE OF RISK; WE CANNOT ASSURE YOU THAT FREEMARKETS WILL REALIZE ANY OF THE EXPECTED BENEFITS OF THE ACQUISITION

     On February 7, 2001, we entered into an agreement to acquire Adexa, Inc. We expect the acquisition of Adexa to be completed in the second quarter of 2001.

     The acquisition of Adexa involves a substantial degree of risk. With the acquisition of Adexa, FreeMarkets is entering into the market for supply chain management and collaboration software. We have not previously had experience in this market. Although we expect that the acquisition will result in benefits, we cannot assure you that any of such benefits will be realized. Achieving the benefits of the acquisition will depend in part on the integration of the technology, operations and personnel of FreeMarkets and Adexa in a timely and efficient manner. The failure to do so could result in the loss of key personnel and have a material adverse effect on our business, financial condition and operating results.

     The market for supply chain management and collaboration software is rapidly evolving and intensely competitive. Among the actual and potential competitors in that market are enterprise application vendors including, among others, i2 Technologies, Inc., Oracle Corporation and SAP Corporation, as well as electronic exchange infrastructure providers such as Ariba, Inc. and Commerce One, Inc. Such competitors are larger and more established and have significantly greater resources than we do. We cannot assure you that FreeMarkets will be able to compete successfully in such an environment.

WE HAVE ACQUIRED AND MAY IN THE FUTURE ACQUIRE COMPLEMENTARY BUSINESSES OR TECHNOLOGIES

     In 2000 we acquired iMark.com, Inc., Surplus Record, Inc. and SR Auction, Inc. On February 7, 2001, we entered into an agreement to acquire Adexa, Inc. If appropriate opportunities present themselves, we may acquire additional businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to successfully identify, negotiate or finance any future acquisition. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integration of any acquired company may produce unforeseen operating difficulties and expenditures, and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may never achieve any of the benefits that we might anticipate from an acquisition. If we make acquisitions, we may issue shares of stock that dilute other stockholders, incur debt, assume contingent liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might harm our financial results and cause our stock price to decline. Any financing that we might need for acquisitions may only be available to us on terms that restrict our business or that impose additional costs that reduce our operating results.

     The net book value of goodwill on our consolidated balance sheet as of December 31, 2000 was $263.5 million. It is our policy to assess the potential impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization becomes lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future undiscounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we may recognize an impairment loss. The recognition of an impairment loss could have a material adverse effect on our operating results.

WE USE SIGNIFICANTLY MORE CASH THAN WE GENERATE

     Since our inception, our operating and investing activities have used more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. We may need to raise additional capital in the future to meet our operating and investing cash requirements. We may not be able to find additional financing, if required, on favorable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders may experience additional dilution to their equity ownership.

WE ANTICIPATE FUTURE LOSSES

     We experienced losses in 1995, 1996 and 1997. We achieved a modest profit in 1998, but incurred losses in 1999 and 2000 as a result of our efforts to invest in the actual and anticipated growth of our business. Our profitability will depend on whether we can increase revenues while controlling costs. We may not achieve profitability in the future, or sustain any future profitability.

CUSTOMERS MAY NOT PURCHASE OUR SERVICES IF WE ARE UNABLE TO GENERATE SIGNIFICANT SAVINGS

     If our online market services increase the efficiency of any particular supply market, the future likelihood of significant savings to our customers in that market may decrease. Factors beyond our control may limit our ability to generate savings. If the magnitude of savings in particular product categories decreases, we may have difficulty in the future selling our online market services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce our revenues and operating results.

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

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR OPERATING RESULTS WILL BE REDUCED

     We plan to increase expenditures for our sales and marketing efforts, development of new technology, capital improvements to our facilities and improvement of our operational and financial systems. The historical financial information upon which we can base our planned operating costs and capital expenditures is very limited and may not be meaningful. Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to accurately forecast revenues due to our limited operating history. If we fail to accurately predict revenues in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our operating results will be negatively affected.

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

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR OPERATING RESULTS

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues for 2000 increasing 337% compared to 1999. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or operating results.

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

     - competition from other providers of online market services and electronic procurement services; and

     - an aversion to new purchasing methods.

     If we are unable to enter into service agreements with customers on a consistent basis, then our business may suffer from diminished revenues.

IF OUR SHORT-TERM SERVICE AGREEMENTS DO NOT LEAD TO LONG-TERM SERVICE AGREEMENTS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new customer by entering into a short-term service agreement that we hope will lead to a long-term service agreement. Failure to move a sufficient number of customers from short-term to long-term service agreements would hurt our operating results. Our initial agreement with a customer usually involves a period of trial and evaluation with relatively small volume online markets. This initial period, in which we learn about our customer's business and its related product categories and educate our customer about the best use of our services for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term service agreement often involves more frequent and larger volume bids. Customers may decide not to enter into a long-term service agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our gross margins are typically lower at the outset of a relationship than the margins we may achieve later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure.

FACTORS OUTSIDE OUR CONTROL COULD RESULT IN DISAPPOINTING MARKET RESULTS; DISAPPOINTED CUSTOMERS MAY CANCEL OR FAIL TO RENEW THEIR AGREEMENTS WITH US

     The actual savings achieved in any given market vary widely and depend upon many factors outside of our control. These factors include:

     - the current state of supply and demand in the supply market for the products being purchased;

     - the past performance of our customer's purchasing organization in negotiating favorable terms with suppliers;

     - the willingness of a sufficient number of qualified suppliers to bid for business using our marketplace;

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

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CUSTOMERS' CONFIDENCE IN OUR RELIABILITY

     A significant disruption in our marketplace could seriously undermine our customers' confidence in our business. Our customers hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions in our marketplace, with the most significant being a breakdown in the computer network over which our markets are conducted. This computer network is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids in a timely manner. Any interruptions in our service may undermine actual and potential customers' confidence in the reliability of our business.

     Conducting an online market requires the successful technical operation of an entire chain of software, hardware and telecommunications equipment. This chain includes our BidWare software, the personal computers and network connections of bidders, our network servers, operating systems, databases and networking equipment such as routers. A failure of any element in this chain can partially or completely disrupt our marketplace.

     Some of the elements set forth above are not within our control, such as Internet connectivity and software, hardware and telecommunications equipment we purchase from others. We frequently have market participants from outside North America who may use older or inferior technologies, which may not operate properly. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Our business interruption insurance would not compensate us fully for any losses that may result from these disruptions.

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

     Our technology is complex, and accordingly, may contain undetected errors or defects that we may not be able to fix. In the past, we have discovered software errors in new versions of our software after their release. Further, any new technology we introduce, such as our recently announced QuickSource solution, may not achieve the results or gain the market acceptance we anticipate. Reduced market acceptance of our services or our software due to errors or defects in our technology would harm our business by reducing our revenues.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OTHERS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our software, to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have applied for patents on aspects of our technology and business processes, but we do not know whether any patents will be issued. In addition, even if some or all of these patents are issued, we cannot assure you that they will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes or that they will result in commercial advantages for us. We have also obtained and applied for Unites States and foreign registrations for certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

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

OTHERS MAY REFUSE TO LICENSE IMPORTANT TECHNOLOGY TO US OR MAY INCREASE THE FEES THEY CHARGE US FOR THIS TECHNOLOGY

     We rely on third parties to provide us with some software and hardware, for which we pay fees. This software has been readily available, and to date, we have not paid significant fees for its use. These third parties may significantly increase their fees or refuse to license their software or provide their hardware to us. While other vendors may provide the same or similar technology, we cannot be certain that we can obtain the required technology on favorable terms, if at all. If we are unable to obtain required technology at a reasonable cost, our growth prospects and operating results may be harmed through impairment of our ability to conduct business or through increased cost.

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE MARKET SERVICES MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online commerce, other than regulations generally applicable to all businesses. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and globally facilitate sales of goods to customers, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

     As an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction.

     Numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to our online market services. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations in the future.

WE MAY BECOME SUBJECT TO CERTAIN SALES AND OTHER TAXES THAT COULD ADVERSELY AFFECT OUR BUSINESS

     The imposition of sales, value-added or similar taxes could diminish our competitiveness and harm our business. We do not collect sales or other similar taxes for goods purchased through our online markets. Our customers are large purchasing organizations that typically manage and pay their own sales and use taxes. However, we may be subject to sales tax collection obligations in the future.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our services to international buyers and often have international suppliers participate in our marketplace. We have international subsidiaries located in Europe, Asia and Australia that serve our customers based abroad, as well as the European, Asian and Australian operations of our multinational customers based in the United States. We also plan to establish similar branches or subsidiaries in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our operating results. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

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

                                   MANAGEMENT

     The following table sets forth information regarding our executive officers as of February 1, 2001.

            NAME              AGE                            POSITION(S)
----------------------------  ---    ------------------------------------------------------------
Glen T. Meakem..............  37     Chief Executive Officer and Chairman of the Board
David J. Becker.............  37     President, Chief Operating Officer and Director
William R. Blair............  49     Senior Vice President and Chief Technology Officer
Scott D. Grimes.............  38     Senior Vice President of Business Development
Joan S. Hooper..............  43     Senior Vice President and Chief Financial Officer
John P. Levis, III..........  39     Senior Vice President of People Development
David H. McCormick..........  35     Senior Vice President and General Manager of Core Business
                                     Markets
Douglas M. Wnorowski........  39     Senior Vice President of Operations

     GLEN T. MEAKEM co-founded FreeMarkets in 1995 and has served as its Chief Executive Officer, Chairman of the Board and a director since inception. Mr. Meakem also held the office of President from FreeMarkets' inception until June 2000. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co. From January 1992 to April 1994, Mr. Meakem was an associate with McKinsey & Company, Inc., a management consulting firm, where he focused on industrial sourcing and commodities trading for clients in the United States and Mexico. From June 1986 to December 1991, Mr. Meakem was an officer in the United States Army Reserve. During this period, Mr. Meakem served two separate active duty tours in the Army, the first from July 1986 to December 1986, and the second from December 1990 to June 1991. During his second active duty tour, Mr. Meakem volunteered for and served as a combat engineer platoon leader in Operation Desert Storm. From January 1987 to 1989, Mr. Meakem held product marketing positions of increasing responsibility with Kraft-General Foods Corporation.

     DAVID J. BECKER has served as the President of FreeMarkets since June 2000 and as its Chief Operating Officer since March 1998. Prior to becoming President, Mr. Becker served as an Executive Vice President since March 1998. From October 1996 to February 1998, Mr. Becker served as our Vice President of Market Making. Prior to joining FreeMarkets, from March 1992 to September 1996, Mr. Becker was employed with Dole Fresh Fruit International, Ltd., where he worked in key financial and management positions at Dole's Latin and South American headquarters and subsidiaries. Mr. Becker's most recent position with Dole was a Manager, Worldwide Logistics Information Network.

     WILLIAM R. BLAIR has served as Senior Vice President and Chief Technology Officer of FreeMarkets since June 2000. From March 1999 to June 2000, Mr. Blair served as Vice President of Product Engineering. Mr. Blair joined FreeMarkets in March 1999 from Trost Manufacturing, where he served as Vice President and General Manager. Prior to joining Trost, Mr. Blair held a number of manufacturing and information technology management positions at General Electric, where he built his career for over 20 years. Most recently at GE, Mr. Blair was a key technology executive for the GE Trading Process Network.

     SCOTT D. GRIMES has served as Senior Vice President of Business Development since February 2000. Prior to joining FreeMarkets, Mr. Grimes was employed by Paging Network Inc., a leading provider of wireless messaging and information services across the United States and Canada; most recently, Mr. Grimes served as senior vice president of corporate development for Vast Solutions, a PageNet subsidiary from April 1998 to February 2000. Prior to joining Paging Network Inc., Mr. Grimes was a principal at McKinsey & Company, Inc. from June 1991 to April 1998.

     JOAN S. HOOPER has served as Senior Vice President since June 2000 and as Chief Financial Officer and Treasurer since September 1999. Before becoming Senior Vice President, Ms. Hooper served as a Vice President from September 1999. Prior to joining FreeMarkets, Ms. Hooper was employed by AT&T Corp. from March 1979 to September 1999, serving in several key financial and senior management positions within various divisions, including divisions that are now independent companies -- Lucent Technologies, Inc., US West, Inc. and NCR Corp. Ms. Hooper's most recent position was a Financial Vice President of AT&T Business Services. Ms. Hooper is a Certified Public Accountant and Certified Management Accountant.

     JOHN P. LEVIS, III has served as Senior Vice President of People Development since June 2000 and as Vice President of People Development since September 1998. From January 1997 to September 1998, Mr. Levis served as our Vice President of Client Development. Prior to joining FreeMarkets, from August 1990 to December 1996, Mr. Levis was a consultant with McKinsey & Company, Inc., where he served healthcare, financial services, energy, food service and media clients on issues of marketing, channel strategy and cost management.

     DAVID H. MCCORMICK has served as Senior Vice President and General Manager of Core Business Markets since June 2000 and as Vice President and General Manager of Core Business Markets since December 1999. Prior to joining FreeMarkets, Mr. McCormick was a senior executive with McKinsey & Company, Inc. From 1987 through 1992, Mr. McCormick was an officer in the U.S. Army Corps of Engineers, where he held the rank of Captain and served in Operation Desert Storm.

     DOUGLAS M. WNOROWSKI has served as Senior Vice President of Operations of FreeMarkets since June 2000. From June 1999 to June 2000, Mr. Wnorowski served as our Vice President of Supply Markets. Prior to joining FreeMarkets, from August 1992 to June 1999, Mr. Wnorowski was employed by Respironics Inc., where he served in several key management and leadership positions in the areas of sales and marketing, operations, mergers and acquisitions, and business development. Mr. Wnorowski's most recent position with Respironics was as Vice President of Sales and Marketing with responsibility for Europe, Africa and the Middle East. From July 1988 to August 1990, Mr. Wnorowski was employed by Lever Brothers Company, Inc. as Principal Development Engineer. From November 1984 to July 1988, Mr. Wnorowski served as a Process Engineer in the Maxwell House Division of General Foods Corp.

ITEM 2.  PROPERTIES

     Our corporate offices are located in leased space at FreeMarkets Center, 210 Sixth Avenue, Pittsburgh, Pennsylvania. The telephone number of our principal executive office is (412) 434-0500.

     Our headquarters in Pittsburgh, Pennsylvania currently occupies 182,000 square feet of office space under a lease that expires in May 2010. We believe that our existing facilities in Pittsburgh, coupled with options we have to lease additional space, are adequate for our growth needs for the next several years. We also lease office space in six other North American metropolitan areas, as well as four in Europe and six in Asia and Australia. We may add additional offices in the United States and in other countries.

ITEM 3.  LEGAL PROCEEDINGS

     FreeMarkets is not subject to any material legal proceedings.

     In 2000, ten securities fraud class action complaints were filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania, which the court consolidated into a single proceeding. The plaintiffs alleged that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company and the individual defendants moved to dismiss the case on the grounds that the plaintiffs failed to allege facts sufficient to support their claim that the defendants violated the securities laws. On December 27, 2000, the court granted the motion to dismiss, having concluded that the plaintiffs' complaint was legally deficient. Although the court granted the plaintiffs leave to amend their complaint in an attempt to cure its deficiencies, the plaintiffs elected to abandon their claims altogether. On February 16, 2001, the court dismissed the case with prejudice pursuant to a stipulation of voluntary dismissal executed by all parties. The case is now closed. No money or other consideration was given, or will be given, to the plaintiffs or their counsel in exchange for their agreement to dismiss the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999 under the symbol "FMKT". On February 1, 2001, the last sale price of the common stock was $22.06 per share. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                             THREE MONTHS ENDED
                                 --------------------------------------------------------------------------
                                 MARCH 31, 2000    JUNE 30, 2000    SEPTEMBER 30, 2000    DECEMBER 31, 2000
                                 --------------    -------------    ------------------    -----------------
PRICE RANGE PER SHARE
  Low..........................     $119.88           $ 36.75             $37.63               $16.00
  High.........................     $370.00           $135.00             $92.06               $58.50

     As of February 1, 2001, there were approximately 413 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   -----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues.........................  $    91,276   $    20,880   $     7,801   $     1,783   $       409
Cost of revenues.................       48,896        12,166         4,258         1,149           506
                                   -----------   -----------   -----------   -----------   -----------
Gross profit (loss)..............       42,380         8,714         3,543           634           (97)
                                   -----------   -----------   -----------   -----------   -----------
Operating costs:
  Research and development,
     excluding stock
     compensation................       19,120         4,913           842           292           394
  Sales and marketing, excluding
     stock compensation and
     warrant costs...............       41,505        11,939           656           586           321
  General and administrative,
     excluding stock
     compensation................       34,081         9,316         2,026           837           630
  Stock compensation -- research
     and development.............          443           283            --            --            --
  Stock compensation and warrant
     costs -- sales and
     marketing...................       13,903         4,669            --            --            --
  Stock compensation -- general
     and administrative..........            3           248            --            --            --
  Goodwill amortization..........       90,749            --            --            --            --
  Write-off of in-process
     research and development....        7,397            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
Total operating costs............      207,201        31,368         3,524         1,715         1,345
                                   -----------   -----------   -----------   -----------   -----------
Operating (loss) income..........     (164,821)      (22,654)           19        (1,081)       (1,442)
  Interest and other income,
     net.........................        8,409           833           215            20            11
                                   -----------   -----------   -----------   -----------   -----------
Net (loss) income................  $  (156,412)  $   (21,821)  $       234   $    (1,061)  $    (1,431)
                                   ===========   ===========   ===========   ===========   ===========
Earnings per share:
  Basic..........................  $     (4.21)  $     (1.46)  $      0.02   $     (0.10)  $     (0.14)
  Diluted........................        (4.21)        (1.46)         0.01         (0.10)        (0.14)
Weighted average shares:
  Basic..........................   37,189,440    14,914,189    11,191,670    10,618,481    10,316,599
  Diluted........................   37,189,440    14,914,189    26,776,611    10,618,481    10,316,599

                                                           AS OF DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term
  investments....................  $   121,148   $   210,244   $     1,656   $     1,999   $       523
Working capital..................      108,874       208,850         3,814         2,783           505
Total assets.....................      462,546       231,654         6,870         3,336           985
Long-term debt, excluding current
  portion........................          544         3,278           413            --            21
Total stockholders' equity.......      416,798       218,654         4,592         3,052           792

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     FreeMarkets is a leader in creating business-to-business online markets and providing electronic commerce technology and services for the procurement of industrial parts, raw materials, commodities and services. FreeMarkets combines its proprietary technology platform with information on the procurement or "sourcing" of direct materials, commodity-specific domain knowledge and services to deliver measurable savings to customers. FreeMarkets has created over 9,200 online markets for more than $14 billion worth of goods and services, resulting in estimated savings of over $2.7 billion for its customers. FreeMarkets has enabled its customers to source products from more than 165 supply verticals. More than 9,300 suppliers from over 55 countries have participated in online markets created by FreeMarkets. In addition to its FullSource offering, which provides customers with the full range of FreeMarkets' technology, services and information, FreeMarkets offers its DirectSource and QuickSource hosted services, which enable customers to run their own online markets. FreeMarkets also operates the FreeMarkets Asset Exchange for buyers and sellers of surplus assets and inventory.

DETERMINATION OF ONLINE MARKET VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create online markets on behalf of our customers. We measure this online market volume by multiplying the lowest bid price per unit in each online market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate online market volume for the estimated term.

     Online market volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers' purchasing needs, the timing of the addition of new customers, the length of the customer contracts and the industry in which the items in the online markets will be used. We believe that online market volume may be correlated with revenues and operating results over periods of one year or longer; however, because of our limited operating history, a strong correlation has not yet been demonstrated. Moreover, online market volume has varied in the past, and we expect it to vary in the future. The following table sets forth our online market volume for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                              2000      1999     1998    1997    1996
                                             ------    ------    ----    ----    ----
                                                          (IN MILLIONS)
Online market volume.......................  $9,928    $2,725    $979    $257    $124

     We believe that the savings achievable by customers through our online markets is an indicator of the effectiveness of our online market services. To estimate these savings, we compare the last price paid by our customer for the items in our online markets against the lowest bid price for those items in our online market. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our online market or our customer may not actually buy all or any of the items for which bids have been received in our online markets.

     Many of our agreements with customers provide for incentive compensation based on online market volume and/or savings. These agreements may calculate online market volume or savings differently than the methods we use to calculate online market volume and savings for the purposes described above.

REVENUES

     We generate revenues under service agreements with our customers. Our service agreements typically provide us with revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The revenue structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated online market volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. Fixed monthly fees constitute a majority of our revenues, and we expect that these monthly fees will continue to constitute a majority of our revenues. We recognize revenues from our fixed monthly fees ratably as we provide services. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our service agreements permit early termination by our customers without penalty.

     Many of our agreements include performance incentive payments that are contingent upon our customer achieving specific online market volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that as our volume grows, the revenues attributable to these incentive payments will also grow over time in terms of absolute dollars, but not necessarily as a percentage of revenues.

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

CUSTOMER CONCENTRATION

     We depend on United Technologies and Visteon for a material portion of our revenues. In October 2000, we entered into a three-year contract extension with United Technologies. In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Revenue concentration from United Technologies and Visteon, in the aggregate, was 19% in 2000 and 34% in 1999. We anticipate that we will continue to diversify our base of customers by adding new customers and increasing sales to existing customers, and that the percentage of total revenues we derive from United Technologies and Visteon will decrease.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            ------    ------    -----
Revenues..................................................   100.0%    100.0%   100.0%
Cost of revenues..........................................    53.6      58.3     54.6
                                                            ------    ------    -----
Gross profit..............................................    46.4      41.7     45.4
Operating costs:
  Research and development, excluding stock
     compensation.........................................    21.0      23.5     10.8
  Sales and marketing, excluding stock compensation and
     warrant costs........................................    45.5      57.2      8.4
  General and administrative, excluding stock
     compensation.........................................    37.3      44.6     26.0
  Stock compensation--research and development............     0.5       1.3       --
  Stock compensation and warrant costs--sales and
     marketing............................................    15.2      22.4       --
  Stock compensation--general and administrative..........     0.0       1.2       --
  Goodwill amortization...................................    99.4        --       --
  Write-off of in-process research and development........     8.1        --       --
                                                            ------    ------    -----
Operating (loss) income...................................  (180.6)   (108.5)     0.2
Interest and other income, net............................     9.2       4.0      2.8
                                                            ------    ------    -----
Net (loss) income.........................................  (171.4%)  (104.5%)    3.0%
                                                            ======    ======    =====

YEARS ENDED DECEMBER 31, 2000 AND 1999

  REVENUES

     Revenues increased 337% from $20.9 million in 1999 to $91.3 million in 2000. The increase in revenues is primarily attributable to a larger number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 186% from 35 in 1999 to 100 in 2000. Online market volume grew 264% from $2.7 billion in 1999 to $9.9 billion in 2000.

  COST OF REVENUES

     Cost of revenues increased from $12.2 million in 1999 to $48.9 million in 2000. As a percentage of revenues, cost of revenues decreased from 58% in 1999 to 54% in 2000. The increase in absolute dollar amounts from 1999 to 2000 reflects an increase in the number of market making staff to serve our growing customer base and the increased cost of our operations due to the expansion of our office space and our services into international locations.

     The decrease in cost of revenues as a percentage of revenues from 1999 to 2000 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise. Although we will continue to invest in the growth of our business, we expect gross margins to continue to increase in the future.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $4.9 million, or 24% of revenues in 1999, to $19.1 million, or 21% of revenues in 2000. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology, which is designed to further improve staff productivity. As a result of a change in certain information technology initiatives, we recognized additional depreciation and other charges of $1.6 million in the third quarter of 2000 related to capitalized software and other computer equipment. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings, particularly our e-Sourcing platform, and to adapt and add features to our existing technology; however, we anticipate these costs will continue to decrease as a percentage of revenues in future periods.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION AND WARRANT COSTS. Sales and marketing costs increased from $11.9 million, or 57% of revenues in 1999, to $41.5 million, or 46% of revenues in 2000. The increase in absolute dollars reflects a significant growth in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force; however, we anticipate these costs will continue to decrease as a percentage of revenues in future periods.

     GENERAL AND ADMINISTRATIVE, EXCLUDING STOCK COMPENSATION. General and administrative costs increased from $9.3 million, or 45% of revenues in 1999, to $34.1 million, or 37% of revenues in 2000. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase can also be attributed to the expansion of our infrastructure from four offices at the end of 1999 to eighteen offices at the end of 2000, many of which are international offices to support our growing customer base. As a result of our transition to a globally-integrated enterprise resource planning ("ERP") system, we recognized additional depreciation and other charges of $1.2 million in the third quarter of 2000 related to software and other computer equipment. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will continue to decrease as a percentage of revenues in future periods.

     STOCK COMPENSATION AND WARRANT COSTS. The Company recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 2000 and 1999, $414,000 and $451,000, respectively, was amortized related to these grants. In September 1999, the Company recorded $4.5 million of stock expense related to warrants granted to a customer. In April 2000, the Company also recorded $95.5 million of unearned stock expense related to warrants granted to another customer, which is being amortized over a five-year period ending April 2005. In 2000, $13.5 million was amortized related to these warrants. In April 2000, the Company also recorded $196,000 of unearned stock compensation related to stock options granted to a consultant, which is being amortized over a one-year period ending March 2001. In 2000, $147,000 was amortized related to this grant. In 2000, the Company also recorded $314,000 of stock compensation related to a modification of stock options held by a former employee.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark.com, Inc. ("iMark") and Surplus Record, Inc. and SR Auction, Inc. (collectively, "Surplus Record") in March 2000, we recorded goodwill of $354.3 million, of which $90.7 million was amortized in 2000.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

  INTEREST AND OTHER INCOME, NET

     Interest and other income was $833,000 in 1999 compared to $8.4 million in 2000. The increase was primarily attributable to increased interest income from the investment of proceeds from our initial public offering ("IPO") into interest-bearing, investment grade securities. In 2000, we earned $10.1 million of interest income at a weighted-average rate of return of 6.1%. Interest and other income was partially offset by $1.0 million of asset write-offs in 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

  REVENUES

     Revenues increased 168% from $7.8 million in 1998 to $20.9 million in 1999. The increase in revenues is primarily attributable to an increased number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 192% from 12 in 1998 to 35 in 1999. Revenues in both periods were concentrated in two customers, United Technologies and General Motors. Revenues from United Technologies increased 56% from $4.5 million in 1998 to $7.0 million in 1999 due to its increased use of our online market services and technology. Revenues from General Motors increased 107% from $1.5 million in 1998 to $3.1 million in 1999 due to the incremental effect of its long-term agreement with us beginning in June 1998, as well as the growth of the revenues earned under this agreement from Delphi Automotive Systems, a former subsidiary of General Motors.

  COST OF REVENUES

     Cost of revenues increased from $4.3 million in 1998 to $12.2 million in 1999. As a percentage of revenues, cost of revenues increased from 55% to 58%. The increase in absolute dollar amounts from 1998 to 1999 reflects an increase in the number of market making staff and the increased cost of our operations due to a relocation of our headquarters to a larger facility.

     The increase in cost of revenues as a percentage of revenues is primarily the result of our rapid growth in the number of customers served from 12 in 1998 to 35 in 1999, many of which enter into short-term agreements with us initially in order to try our services before committing to longer-term relationships. Generally, we do not achieve economies of scale early in a customer relationship. Therefore, our gross margins are typically lower in the early stages of a customer relationship. Also, our gross margins in 1998 were favorably affected by a $1.6 million performance incentive from United Technologies.

  OPERATING COSTS

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $842,000, or 11% of revenues in 1998, to $4.9 million, or 24% of revenues in 1999. The increase in both absolute dollars and as a percentage of revenues relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology, which is designed to further improve staff productivity.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION AND WARRANT COSTS. Sales and marketing costs increased from $656,000, or 8% of revenues in 1998, to $11.9 million, or 57% of revenues in 1999. The increase in both absolute dollars and as a percentage of revenues reflects a significant ramp-up in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. As a result, sales and marketing costs in 1999 included certain costs not incurred in the same period in 1998, such as those for advertising in professional trade magazines, airport advertising and other promotions.

     GENERAL AND ADMINISTRATIVE, EXCLUDING STOCK COMPENSATION. General and administrative costs increased from $2.0 million, or 26% of revenues in 1998, to $9.3 million, or 45% of revenues in 1999. The increase in both absolute dollars and as a percentage of revenues is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase is also attributable to start-up costs of $200,000 and other recurring costs of $1.3 million associated with our European subsidiary, which we established in late 1998.

     STOCK COMPENSATION AND WARRANT COSTS. In September 1999, we issued warrants to a subsidiary of United Technologies to purchase 304,431 shares of Series D preferred stock at an exercise price of $.01 per share, in exchange for United Technologies' agreement to delete from its contract with us provisions that limited our ability to render services to its competitors. As a result, we recorded a one-time expense of $4.5 million in September 1999.

     Additionally, we recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999. In 1999, $451,000 was amortized related to these grants. We also recorded a one-time charge of $246,000 to stock compensation related to options granted to our Assistant Secretary, who is neither an employee nor a director.

  INTEREST AND OTHER INCOME, NET

     Interest and other income was $215,000 in 1998 compared to $833,000 in 1999. The increase was primarily attributable to increased interest income from the investment of proceeds from our IPO into interest-bearing, investment grade securities. Additionally, we received an economic development grant from the Commonwealth of Pennsylvania for $150,000 during 1998 and wrote off property and equipment of $119,000 related to our move to our new headquarters in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we completed our IPO, which resulted in net proceeds of $182.2 million. As of December 31, 2000, we had cash and cash equivalents of $53.0 million, short-term investments of $68.2 million and working capital of $108.9 million.

     Net cash used in operating activities totaled $1.2 million in 1998, $15.9 million in 1999 and $35.1 million in 2000. Our use of cash in 1998 was primarily attributable to an increase in working capital. The use of cash in 1999 and 2000 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 376 at the end of 1999 to 968 at the end of 2000. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $3.8 million. Our lease payments will grow as we take additional office space.

     Net cash used in investing activities totaled $859,000 in 1998, $43.7 million in 1999 and $91.5 in 2000. Our use of cash in investing activities in 1998 resulted primarily from our continued additions to and upgrade of computing and telecommunications equipment. At the end of 1998, we began purchasing equipment and reduced our use of leased equipment. During 1999 and 2000, we spent approximately $10.4 million and $39.6 million, respectively, to furnish our new facility and purchase computing and telecommunications equipment to accommodate our increase in personnel. We also spent $33.0 million and $167.7 million in 1999 and 2000, respectively, to purchase short-term investments, partially offset by the maturity of short-term investments totaling $132.6 million in 2000. We also used $16.7 million related to acquisitions that closed in March 2000.

     Net cash provided by financing activities totaled $1.7 million in 1998, $235.1 million in 1999 and $2.5 million in 2000. The positive financing cash flows in 1998, 1999 and 2000 primarily reflect the net proceeds from the issuance of stock, bank borrowings and the exercise of stock options and warrants. Cash provided by financing activities in 2000 was partially offset by the repayment of debt assumed in the iMark acquisition.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we terminated the $10.0 million facility and entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. At December 31, 2000, $16.2 million was available based on eligible accounts receivable. Borrowings under the new facility bear interest at the lender's prime rate. As of December 31, 2000, $3.7 million was outstanding under the facility and the interest rate was 9.5%.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes requirements as to minimum tangible net worth and current and debt service ratios. We have pledged substantially all of our tangible assets as collateral for the current credit facility.

     Capital expenditures were $10.4 million in 1999 and $39.6 million in 2000. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and furnishings in our new corporate headquarters and other offices, as well as to expand our network and server capacity. In 2000, we implemented an ERP that more fully integrates our financial systems and other operational reporting. This system went live in October 2000. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our IPO, bank borrowings and cash from operations. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000, we anticipate a decrease in our capital expenditures in future periods.

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

INCOME TAXES

     We incurred a net taxable loss in 2000 and 1999, and therefore did not record a provision for income taxes in those periods. In 1998, we offset our net taxable income through the use of net operating loss carryforwards.

     As of December 31, 2000, we had $83.9 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. We may use these operating loss carryforwards to offset future federal and state income taxes through 2020 and 2010, respectively. However, in 1996 we sold a sufficient amount of our convertible preferred stock to constitute an "ownership change" under the Internal Revenue Code; as a result, our future utilization of these net operating loss carryforwards that we accumulated prior to that change in ownership, amounting to $2.2 million, will be subject to a limitation of $441,000 per year. We may generate additional net operating loss carryforwards in the future; however, there is no guarantee that we will be able to fully utilize all of them.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which is effective for all quarters beginning January 1, 2001, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments. The adoption of this standard did not have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have several subsidiaries located in Europe, Asia and Australia, and we intend to establish additional foreign subsidiaries. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we have and will continue to monitor our exposure to currency fluctuations and when appropriate, we will continue to use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   32

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   33

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............   34

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....   35

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   36

Notes to Consolidated Financial Statements..................   37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FreeMarkets, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FreeMarkets, Inc. and Subsidiaries (the Company) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2001, except for Note 13
  as to which the date is February 16, 2001

                       FREEMARKETS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  52,991,185    $177,204,143
  Short-term investments....................................     68,156,811      33,040,205
  Accounts receivable, net of allowance for doubtful
     accounts of $903,000 and $100,000 as of December 31,
     2000 and 1999, respectively............................     27,861,466       6,887,270
  Other current assets......................................      5,069,210       1,441,111
                                                              -------------    ------------
     Total current assets...................................    154,078,672     218,572,729
  Property and equipment, net...............................     43,713,700      12,541,404
  Goodwill and other assets, net............................    264,753,956         539,948
                                                              -------------    ------------
     Total assets...........................................  $ 462,546,328    $231,654,081
                                                              =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   9,516,850    $  4,763,795
  Accrued incentive compensation............................     10,234,665         899,410
  Accrued acquisition costs.................................      4,676,058              --
  Other current liabilities.................................     16,890,096       2,559,462
  Short-term borrowings.....................................      3,703,071              --
  Current portion of long-term debt.........................        184,061       1,499,962
                                                              -------------    ------------
     Total current liabilities..............................     45,204,801       9,722,629
Long-term debt..............................................        543,782       3,277,716
                                                              -------------    ------------
     Total liabilities......................................     45,748,583      13,000,345
                                                              -------------    ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized; zero shares issued and outstanding as of
     December 31, 2000 and 1999.............................             --              --
  Common stock, $.01 par value, 500,000,000 and 200,000,000
     shares authorized; 38,787,966 and 35,139,147 shares
     issued and outstanding as of December 31, 2000 and
     1999, respectively.....................................        387,880         351,391
  Additional capital........................................    503,064,928     244,909,299
  Unearned stock-based compensation.........................       (555,696)     (1,525,194)
  Stock purchase warrants...................................     95,484,375          30,000
  Accumulated other comprehensive loss......................       (170,848)       (110,409)
  Accumulated deficit.......................................   (181,412,894)    (25,001,351)
                                                              -------------    ------------
     Total stockholders' equity.............................    416,797,745     218,653,736
                                                              -------------    ------------
     Total liabilities and stockholders' equity.............  $ 462,546,328    $231,654,081
                                                              =============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000             1999           1998
                                                    -------------    ------------    ----------
Revenues..........................................  $  91,276,346    $ 20,880,024    $7,801,250
Cost of revenues..................................     48,896,061      12,166,097     4,258,403
                                                    -------------    ------------    ----------
     Gross profit.................................     42,380,285       8,713,927     3,542,847
                                                    -------------    ------------    ----------
Operating costs:
  Research and development, excluding stock
     compensation.................................     19,120,783       4,912,672       841,874
  Sales and marketing, excluding stock
     compensation and warrant costs...............     41,505,610      11,938,960       656,183
  General and administrative, excluding stock
     compensation.................................     34,080,916       9,316,266     2,025,899
  Stock compensation -- research and
     development..................................        442,817         283,485            --
  Stock compensation and warrant costs -- sales
     and marketing................................     13,902,715       4,669,071            --
  Stock compensation -- general and
     administrative...............................          2,695         247,765            --
  Goodwill amortization...........................     90,748,939              --            --
  Write-off of in-process research and
     development..................................      7,396,853              --            --
                                                    -------------    ------------    ----------
  Total operating costs...........................    207,201,328      31,368,219     3,523,956
                                                    -------------    ------------    ----------
     Operating (loss) income......................   (164,821,043)    (22,654,292)       18,891
  Interest and other income, net..................      8,409,500         832,883       214,856
                                                    -------------    ------------    ----------
     Net (loss) income............................  $(156,411,543)   $(21,821,409)   $  233,747
                                                    =============    ============    ==========
Earnings per share:
     Basic........................................  $       (4.21)   $      (1.46)   $      .02
                                                    =============    ============    ==========
     Diluted......................................  $       (4.21)   $      (1.46)   $      .01
                                                    =============    ============    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                 CONVERTIBLE                               UNEARNED        STOCK          OTHER
                                  PREFERRED     COMMON     ADDITIONAL    STOCK-BASED     PURCHASE     COMPREHENSIVE    ACCUMULATED
                                    STOCK       STOCK       CAPITAL      COMPENSATION    WARRANTS         LOSS           DEFICIT
                                 -----------   --------   ------------   ------------   -----------   -------------   -------------
Balance at December 31, 1997...   $  37,946    $ 36,586   $  5,992,982   $        --    $   398,000     $      --     $  (3,413,689)
  Employee common stock
    purchases, net of offering
    costs of $14,173...........          --       2,600      1,283,227            --             --            --                --
  Options exercised............          --         182         20,584            --             --            --                --
  Net income...................          --          --             --            --             --            --           233,747
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 1998...      37,946      39,368      7,296,793            --        398,000            --        (3,179,942)
  Stock purchase warrants
    exercised..................          --       8,030      1,664,845            --       (368,000)           --                --
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044...................       7,685          --     10,252,191            --             --            --                --
  Options exercised............          --         100         16,150            --             --            --                --
  3-for-1 stock split..........      91,261      94,996       (186,257)           --             --            --                --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840...................      20,578          --     30,236,622            --             --            --                --
  Issuance of Series D stock
    purchase warrants..........          --          --             --            --      4,502,534            --                --
  Stock purchase warrants
    exercised..................       3,044          --      4,502,534            --     (4,502,534)           --                --
  Options exercised............          --       6,983      6,717,608            --             --            --                --
  Unearned stock-based
    compensation...............          --          --      2,222,981    (1,525,194)            --            --                --
  Other comprehensive loss.....          --          --             --            --             --      (110,409)               --
  Initial public offering, net
    of offering costs of
    $16,492,768................    (160,514)    201,914    182,185,832            --             --            --                --
  Net loss.....................          --          --             --            --             --            --       (21,821,409)
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 1999...          --     351,391    244,909,299    (1,525,194)        30,000      (110,409)      (25,001,351)
  Stock purchase warrants
    exercised..................          --       1,956        133,994            --        (30,000)           --                --
  Options exercised............          --      18,121      3,999,453            --             --            --                --
  Unearned stock-based
    compensation...............          --          --        (95,177)      969,498             --            --                --
  Issuance of stock purchase
    warrants...................          --          --    (95,484,375)           --     95,484,375            --                --
  Amortization of stock
    purchase warrants..........          --          --     13,473,906            --             --            --                --
  Common stock issuance under
    Employee Stock Purchase
    Plan.......................          --         675      2,550,062            --             --            --                --
  Other comprehensive loss.....          --          --             --            --             --       (60,439)               --
  Common stock issued for
    purchase of iMark..........          --      15,737    333,577,766            --             --            --                --
  Net loss.....................          --          --             --            --             --            --      (156,411,543)
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 2000...   $      --    $387,880   $503,064,928   $  (555,696)   $95,484,375     $(170,848)    $(181,412,894)
                                  =========    ========   ============   ===========    ===========     =========     =============


                                     TOTAL
                                 -------------
Balance at December 31, 1997...  $   3,051,825
  Employee common stock
    purchases, net of offering
    costs of $14,173...........      1,285,827
  Options exercised............         20,766
  Net income...................        233,747
                                 -------------
Balance at December 31, 1998...      4,592,165
  Stock purchase warrants
    exercised..................      1,304,875
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044...................     10,259,876
  Options exercised............         16,250
  3-for-1 stock split..........             --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840...................     30,257,200
  Issuance of Series D stock
    purchase warrants..........      4,502,534
  Stock purchase warrants
    exercised..................          3,044
  Options exercised............      6,724,591
  Unearned stock-based
    compensation...............        697,787
  Other comprehensive loss.....       (110,409)
  Initial public offering, net
    of offering costs of
    $16,492,768................    182,227,232
  Net loss.....................    (21,821,409)
                                 -------------
Balance at December 31, 1999...    218,653,736
  Stock purchase warrants
    exercised..................        105,950
  Options exercised............      4,017,574
  Unearned stock-based
    compensation...............        874,321
  Issuance of stock purchase
    warrants...................             --
  Amortization of stock
    purchase warrants..........     13,473,906
  Common stock issuance under
    Employee Stock Purchase
    Plan.......................      2,550,737
  Other comprehensive loss.....        (60,439)
  Common stock issued for
    purchase of iMark..........    333,593,503
  Net loss.....................   (156,411,543)
                                 -------------
Balance at December 31, 2000...  $ 416,797,745
                                 =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000            1999          1998
                                                     -------------   ------------   -----------
Cash flows from operating activities:
  Net (loss) income................................  $(156,411,543)  $(21,821,409)  $   233,747
  Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Write-off of in-process research and
       development.................................      7,396,853             --            --
     Depreciation and amortization.................      9,629,793      1,185,690       191,052
     Provision for bad debts.......................      1,367,044        172,666         5,000
     Stock compensation and warrant costs..........     14,348,227      5,200,321            --
     Goodwill amortization.........................     90,748,939             --            --
     Loss (gain) on disposal of property and
       equipment...................................      2,501,245        118,797        (3,443)
  Cash (used in) provided by changes in:
     Accounts receivable...........................    (21,833,760)    (3,120,631)   (2,883,651)
     Other assets..................................     (3,878,120)    (1,508,222)      (78,516)
     Accounts payable..............................        255,652      1,877,079       320,437
     Other liabilities.............................     20,737,493      2,010,128     1,057,983
                                                     -------------   ------------   -----------
       Net cash used in operating activities.......    (35,138,177)   (15,885,581)   (1,157,391)
                                                     -------------   ------------   -----------
  Cash flows from investing activities:
     Acquisitions, net of cash acquired............    (16,660,333)            --            --
     Purchases of short-term investments...........   (167,701,544)   (33,030,851)           --
     Maturities of short-term investments..........    132,590,112             --            --
     Capital expenditures, net.....................    (39,580,953)   (10,383,125)     (775,598)
     Patent and trademark costs....................       (179,657)      (297,593)      (83,610)
                                                     -------------   ------------   -----------
       Net cash used in investing activities.......    (91,532,375)   (43,711,569)     (859,208)
                                                     -------------   ------------   -----------
  Cash flows from financing activities:
     Proceeds from debt............................      3,703,071      6,527,910       444,000
     Repayment of debt.............................     (7,919,738)    (2,175,618)      (76,946)
     Proceeds from issuance of preferred stock,
       net.........................................             --     40,517,076            --
     Proceeds from issuance of common stock, net...      2,550,737    182,227,232     1,285,827
     Options and warrants exercised................      4,123,524      8,048,761        20,766
                                                     -------------   ------------   -----------
       Net cash provided by financing activities...      2,457,594    235,145,361     1,673,647
                                                     -------------   ------------   -----------
  Net change in cash and cash equivalents..........   (124,212,958)   175,548,211      (342,952)
  Cash and cash equivalents at beginning of
     period........................................    177,204,143      1,655,932     1,998,884
                                                     -------------   ------------   -----------
  Cash and cash equivalents at end of period.......  $  52,991,185   $177,204,143   $ 1,655,932
                                                     =============   ============   ===========
  Supplemental disclosure:
     Cash paid for interest........................  $     421,089   $    175,988   $    27,783
                                                     =============   ============   ===========
  Supplemental non-cash disclosure:
     Fixed asset additions included in current
       liabilities.................................  $   4,292,884   $  2,363,700   $   247,731
                                                     =============   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     FreeMarkets, Inc. and Subsidiaries ("the Company") creates business-to-business online markets and provides electronic commerce technology and services for the procurement of industrial parts, raw materials, commodities and services. The Company's business-to-business online marketplace enables buyers to find, screen and qualify suppliers, to negotiate prices and terms with those suppliers through a dynamic, real-time comprehensive bidding process. The Company's marketplace includes proprietary technology, technical operations, market making services, access to a global database of suppliers and supplier research, call center support to buyers and suppliers in over 30 languages and marketplace rules that facilitate the ethical operation of the competitive bidding process.

     In December 1999, the Company completed an IPO of 4,140,000 shares of common stock at $48 per share. Total proceeds from the IPO were $182,227,000, net of offering costs of $16,493,000. In connection with the IPO, all of the Company's outstanding convertible preferred stock was automatically converted into 16,051,438 shares of common stock.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has five subsidiaries in Europe and six subsidiaries in Asia and Australia. There are also five in North America, three of which represent Delaware holding companies. All material intercompany accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  SHORT-TERM INVESTMENTS

     As of December 31, 2000 and 1999, short-term investments primarily consisted of commercial paper and corporate bonds. The Company classifies its short-term investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as accumulated other comprehensive income or loss until realized. Realized gains and losses are recorded based on the specific identification method.

     Short-term investments consisted of the following:

                                   DECEMBER 31, 2000                            DECEMBER 31, 1999
                       -----------------------------------------    -----------------------------------------
                        AMORTIZED        FAIR        UNREALIZED      AMORTIZED        FAIR        UNREALIZED
                          COST           VALUE       GAIN (LOSS)       COST           VALUE       GAIN (LOSS)
                       -----------    -----------    -----------    -----------    -----------    -----------
Commercial paper.....  $39,811,626    $39,786,824     $(24,802)     $24,580,197    $24,610,100     $ 29,903
Corporate
  obligations........   28,330,657     28,369,987       39,330        8,188,233      8,167,684      (20,549)
Other................           --             --           --          262,421        262,421           --
                       -----------    -----------     --------      -----------    -----------     --------
                       $68,142,283    $68,156,811     $ 14,528      $33,030,851    $33,040,205     $  9,354
                       ===========    ===========     ========      ===========    ===========     ========

     Investment income included in interest and other income, net was $10,137,000 in 2000, $816,000 in 1999 and $93,000 in 1998.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair market value because of the short-term maturity of these financial instruments. The carrying value of long-term debt approximates fair value because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the date of the balance sheet. The Company's short-term investments are recorded at fair market value based on quoted market prices. Management believes the financial risks associated with all of these financial instruments are minimal.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Qualified internally developed software costs for external use are capitalized subsequent to the determination of technological feasibility; this capitalization continues until the product becomes available for general release in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no material development costs have been capitalized. Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

  GOODWILL AND OTHER ASSETS

     The excess of costs over net assets acquired (goodwill) is being amortized on the straight-line method over three years. Patents and trademarks are being amortized on the straight-line method over their estimated useful lives of seventeen years.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying values of long-lived assets, which include property and equipment and goodwill and other assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than carrying value.

  REVENUE RECOGNITION

     The Company recognizes revenue from fixed monthly fees for providing services to customers ratably as those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on auction volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved.

     In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". There was no impact to our consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
  REVENUE CONCENTRATION AND RELATED PARTIES

     Revenue concentration from United Technologies and Visteon, in the aggregate, was 19% in 2000 and 34% in 1999. In October 2000, the Company entered into a three-year contract extension with United Technologies that extends through December 2003. As further discussed in Note 9, United Technologies invested $20,938,000 into the Company in September 1999. Also more fully discussed in Note 9, the Company issued a warrant to Visteon to purchase 1,750,000 shares of common stock in connection with Visteon entering into a five-year commercial agreement in April 2000. Revenues from United Technologies and Visteon, in the aggregate, were $16,982,000 and $7,075,000 for the years ended December 31, 2000 and 1999, respectively. Amounts due from United Technologies and Visteon, in the aggregate, were $5,307,000 and $808,000 at December 31, 2000 and 1999, respectively.

  COST OF REVENUES

     Cost of revenues consists primarily of the expenses related to staffing and operation of the Company's market making service organization and market operations centers. Staffing costs include a proportional allocation of overhead costs.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred, and include costs to develop, enhance and manage the Company's proprietary technology. The fair value of purchased in-process research and development is estimated by assessing the percentage-of-completion of the research project, costs required to complete the project, and expected future revenues from the related products and discounting such amounts using an appropriate risk-weighted discount rate. Amounts allocated to in-process research and development are expensed in the period in which the acquisition is consummated.

  ADVERTISING COSTS

     Advertising costs are expensed at the time the advertisement is first aired or the promotion is held, and amounted to $13,142,000 in 2000, $6,538,000 in 1999 and $162,000 in 1998.

  START-UP COSTS

     Start-up costs are expensed as incurred, and include costs to establish new locations, operations or subsidiaries.

  STOCK COMPENSATION

     The Company accounts for the grant of stock options to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 10. The Company records unearned stock compensation for stock options granted at exercise prices less than fair value. Such unearned stock compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. The Company records stock compensation in the

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
respective line items of the Consolidated Statements of Operations. Total stock compensation was $874,000 and $698,000 for the year ended December 31, 2000 and 1999, respectively.

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

  INTERNATIONAL OPERATIONS

     The local currency is the functional currency for the Company's operations outside of the United States. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized. Other comprehensive loss includes $66,000 and $120,000 in 2000 and 1999, respectively, related to currency translations.

  EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and upon the conversion of convertible preferred stock (using the if-converted method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
     The computation of earnings per share is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               2000             1999           1998
                                           -------------    ------------    -----------
Numerator:
  Net (loss) income......................  $(156,411,543)   $(21,821,409)   $   233,747
                                           =============    ============    ===========
Denominator:
  Weighted average common shares.........     37,189,440      14,914,189     11,191,670
     (Denominator for basic calculation)
  Weighted average effect of dilutive
     securities:
     Convertible preferred stock.........             --              --     11,383,800
     Stock options and warrants..........             --              --      4,201,141
                                           -------------    ------------    -----------
     Denominator for diluted
       calculation.......................     37,189,440      14,914,189     26,776,611
                                           =============    ============    ===========
  Earnings per share:
     Basic...............................  $       (4.21)   $      (1.46)   $       .02
                                           =============    ============    ===========
     Diluted.............................  $       (4.21)   $      (1.46)   $       .01
                                           =============    ============    ===========

     For 2000 and 1999, potentially dilutive common shares of 10,997,006 and 21,922,820, respectively, were excluded because their effect was antidilutive.

  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive loss includes net (loss) income from the consolidated statements of operations, the net effect of foreign currency translation adjustments and unrealized gains and losses on short-term investments. Comprehensive loss was $156,472,000 and $21,932,000 in 2000 and 1999, respectively, and comprehensive income was $234,000 in 1998.

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

     The Company serves its customers from offices in the United States and 12 foreign countries. Many of the Company's customers are multi-national companies. Over 90% of the Company's revenues and assets in 2000, 1999 and 1998 were derived from customers whose headquarters are located in the United States.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which is effective for all quarters beginning January 1, 2001, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark, a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333,594,000, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the purchase price of $339,684,000, including estimated transaction costs of $6,000,000, was allocated as follows:

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
                                                              ============

     At the time of the acquisition of iMark, there was one in-process research and development project. The software applications resulting from this development project have subsequently been integrated into our products. The efforts required to complete the acquired in-process research and development project included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process research and development was computed using a discount rate of 34% on the anticipated cash flow stream from sales of the related product revenues, less the estimated costs to complete the development efforts. At the time of the acquisition, the product was approximately 70% complete. The majority of the costs to complete the project were incurred in 2000, and the remaining costs are not material. The value assigned to the in-process research and development was $7,397,000, and was charged to expense during the first quarter of 2000 when the acquisition was consummated.

     Also in March 2000, the Company purchased substantially all of the assets of Surplus Record, Inc. and SR Auction, Inc. (collectively, "Surplus Record") for $18,000,000 in cash. Surplus Record consists of a directory and network of dealers and buyers and an online surplus asset trade site for business surplus, new and used industrial equipment, machinery and machine tools. The acquisition was accounted for as a purchase business combination, and the excess of the purchase price over the fair value of the net assets acquired of $17,942,000 was allocated to goodwill, which is being amortized on a straight-line basis over 36 months.

     Final allocation of the purchase price for iMark and Surplus Record is not expected to differ significantly from the preliminary allocations, and is expected to be completed in 2001.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 3.  ACQUISITIONS, CONTINUED:
     The following unaudited pro forma financial information presents the Company's results of operations as if the acquisitions of iMark and Surplus Record occurred at the beginning of each period presented. The write-off of in-process research and development has been excluded because it is non-recurring. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, iMark and Surplus Record constituted a single entity during such periods.

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------
                                                                 (UNAUDITED)
Revenues..............................................  $  92,097,959    $  24,090,397
Goodwill amortization.................................    118,091,841      118,091,841
Net loss..............................................   (182,997,853)    (145,534,440)
Basic and diluted earnings per share..................          (4.72)           (8.83)

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment (and their related useful lives) consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Computer and office equipment (2 to 5 years)..............  $25,466,600    $ 7,231,574
Furniture and fixtures (5 years)..........................    4,838,770      2,254,839
Leasehold improvements (5 years)..........................   12,477,840      2,426,514
Software and development costs (3 years)..................    8,339,598      1,988,482
                                                            -----------    -----------
                                                             51,122,808     13,901,409
Less accumulated depreciation.............................    7,409,108      1,360,005
                                                            -----------    -----------
                                                            $43,713,700    $12,541,404
                                                            ===========    ===========

     Depreciation expense was $9,585,000 in 2000, $1,145,000 in 1999 and $142,000 in 1998. As a result of a change in certain information technology initiatives and our transition to a globally-integrated ERP, the Company recognized additional depreciation and other charges of $2,037,000.

NOTE 5.  GOODWILL AND OTHER ASSETS

     Goodwill and other assets (and their related useful lives) consisted of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                 2000          1999
                                                             ------------    --------
Goodwill (3 years).........................................  $354,275,972    $     --
Other (17 years)...........................................     1,271,474     555,206
                                                             ------------    --------
                                                              355,547,446     555,206
Less accumulated amortization..............................    90,793,490      15,258
                                                             ------------    --------
                                                             $264,753,956    $539,948
                                                             ============    ========

     Other is primarily comprised of patent and trademark costs.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 6.  DEBT

     Debt consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
(A) Revolver................................................  $3,703,071    $       --
(A) Equipment term note.....................................          --     1,777,678
(A) Equipment term note #2..................................          --     3,000,000
(B) Equipment term note #3..................................     574,790            --
     Other..................................................     153,053            --
                                                              ----------    ----------
                                                               4,430,914     4,777,678
     Less current portion...................................   3,887,132     1,499,962
                                                              ----------    ----------
                                                              $  543,782    $3,277,716
                                                              ==========    ==========

(A) In November 2000, the Company entered into a one-year Revolving Credit Facility (the "Revolving Credit Facility") with a maximum borrowing base of $25.0 million. At December 31, 2000, $16.2 million as available based on eligible accounts receivable. The Revolving Credit Facility bears interest at the lender's prime rate, which was 9.5% at December 31, 2000. The Revolving Credit facility was used to replace the Equipment Term Note and the Equipment Term Note #2. These notes were part of a $10.0 million facility, which also included a $5.0 million line of credit.

(B) In connection with the acquisition of iMark, the Company assumed an Equipment Term Note ("Equipment Term Note #3). The Equipment Term Note #3 bears interest at a rate of 8% and is payable in 48 monthly installments through January 2004.

     The Revolving Credit Facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. The Company is also required to satisfy minimum tangible net worth and current and debt service ratios each month, as defined in the underlying agreement. The Company has pledged substantially all of its tangible assets as collateral for the Revolving Credit Facility.

     Interest expense was $478,000 in 2000, $176,000 in 1999 and $28,000 in
1998. The weighted average interest rate was 9.9% in 2000, 6.7% in 1999 and 6.9% in 1998.

     Scheduled maturities of debt for each of the years ending December 31 are as follows:

2001........................................................  $3,887,132
2002........................................................     201,012
2003........................................................     219,570
2004........................................................     123,200
                                                              ----------
                                                              $4,430,914
                                                              ==========

NOTE 7.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating leases expiring through 2010. In October 1998, the Company entered into a new Office Lease Agreement (the "Lease"), as amended in March and June 1999 and March 2000, that significantly expands the Company's office space within the City of Pittsburgh, Pennsylvania. The Lease, which currently provides for 182,000 square feet and provides for additional expansion within the same building, expires in May 2010.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 7.  COMMITMENTS AND CONTINGENCIES, CONTINUED:
     Operating lease rental expense amounted to $4,488,000 in 2000, $960,000 in 1999 and $280,000 in 1998. The following is a schedule of future minimum lease payments under all operating leases through December 31 of each of the following years:

2001........................................................  $ 5,832,000
2002........................................................    5,459,000
2003........................................................    5,078,000
2004........................................................    4,772,000
2005........................................................    4,673,000
Thereafter..................................................   20,686,000

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

NOTE 8.  INCOME TAXES

     The Company had no income tax provision in 2000 and 1999 since the Company had a net taxable loss in each of those periods. Deferred tax assets and liabilities consisted of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
Net operating losses.......................................  $33,550,000    $8,202,000
Research and experimentation credits.......................    1,292,000       395,000
Deferred stock-based expense...............................    2,270,000     1,942,000
Goodwill...................................................    1,395,000            --
Depreciation and other.....................................     (236,000)     (797,000)
                                                             -----------    ----------
Net deferred tax assets....................................   38,271,000     9,742,000
Less valuation allowance...................................  (38,271,000)   (9,742,000)
                                                             -----------    ----------
                                                             $        --    $       --
                                                             ===========    ==========

     In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion of the net deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management has established a full valuation allowance against the net deferred tax assets at December 31, 2000 and December 31, 1999 since the realization of these assets in future periods is uncertain.

     As of December 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $83,874,000. These net operating loss carryforwards may be used to offset future federal and state income taxes through 2020 and 2010, respectively. As a result of the Series B convertible preferred stock offering in December 1996 and concurrent ownership change,
Section 382 of the Internal Revenue Code limits the federal net operating losses incurred prior to December 1996, which amounted to $2,245,000, available to the Company to $441,000 per year. Any unused annual limitation may be carried forward to future years for the balance of the federal net operating loss carryforward period. In addition, the Company has research and experimentation credit carryforwards available to offset future federal tax liabilities through 2020.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 9.  STOCKHOLDERS' EQUITY

     The following is a summary of share activity for all classes of stock:

                                               CONVERTIBLE        COMMON      STOCK PURCHASE
                                             PREFERRED STOCK      STOCK          WARRANTS
                                             ---------------    ----------    --------------
Outstanding at December 31, 1997...........     11,383,800      10,975,799       2,604,600
  Shares issued............................             --         780,000              --
  Options exercised........................             --          54,600              --
                                               -----------      ----------      ----------
Outstanding at December 31, 1998...........     11,383,800      11,810,399       2,604,600
  Shares issued............................      4,363,207       4,140,000              --
  Stock purchase warrants issued...........             --              --         304,431
  Stock purchase warrants exercised........        304,431       2,409,000      (2,713,431)
  Options exercised........................             --         728,310              --
  Conversion of preferred stock............    (16,051,438)     16,051,438              --
                                               -----------      ----------      ----------
Outstanding at December 31, 1999...........             --      35,139,147         195,600
  Shares issued............................             --       1,641,076
  Stock purchase warrants issued...........             --              --       1,750,000
  Stock purchase warrants exercised........             --         195,600        (195,600)
  Options exercised........................             --       1,812,143              --
                                               -----------      ----------      ----------
Outstanding at December 31, 2000...........             --      38,787,966       1,750,000
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

  PREFERRED STOCK

     In April 1999, the Company completed an offering of 2,305,434 shares of Series C convertible preferred stock at $4.77 per share. Total proceeds from the offering were $10,260,000, net of offering costs of $737,000.

     In September 1999, the Company completed an offering of 2,057,773 shares of Series D convertible preferred stock at $14.80 per share, of which 1,414,552 shares were purchased by United Technologies. Proceeds from the offering were $30,257,000, net of offering costs of $198,000. In addition, the Company granted 304,431 stock purchases warrants ("Series D warrants") at an exercise price of $.01 per share to United Technologies in exchange for release of restrictions that limited the Company from serving certain competitors of United Technologies. In connection with this grant, the Company recognized stock expense of $4,503,000 in September 1999, as determined using the Black-Scholes pricing model. United Technologies exercised the Series D warrants in September 1999, resulting in total proceeds of $3,000 and a $4,503,000 transfer from stock purchase warrants to additional capital.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 9.  STOCKHOLDERS' EQUITY, CONTINUED:
     As discussed in Note 1, all of the Company's outstanding convertible preferred stock automatically converted into 16,051,438 shares of common stock in connection with the IPO. Additionally, the Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series.

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

  STOCK PURCHASE WARRANTS

     In April 2000, the Company entered into a five-year agreement with Visteon. Under the terms of the agreement, Visteon will pay the Company a fixed monthly fee for access to its business-to-business eMarketplace. In connection with entering into this agreement, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock, which was valued at $95,484,000 using the Black-Scholes pricing model. This value is being amortized on a straight-line basis over the five year term of the agreement, of which $13,474,000 was amortized in 2000.

NOTE 10.  EMPLOYEE BENEFIT PLANS

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 10.  EMPLOYEE BENEFIT PLANS, CONTINUED:
     In March 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Option Plan"). All available options in the 1996 Option Plan were transferred into the 1998 Option Plan. All options outstanding under the 1996 Option Plan as of the termination date continue in effect under their original terms. The 1998 Option Plan provides for the issuance of stock options to employees, directors, consultants and advisors, which are granted at prices determined by the Board of Directors. The options granted are exercisable in accordance with a vesting schedule, not to exceed 10 years. Options held by certain executives immediately vested 30% in connection with the IPO.

     In June 1999, the Company adopted an Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan amended the 1998 Option Plan to increase the amount of shares reserved for the future issuance of stock options and add certain change-of-control provisions, as well as make other minor modifications. As of December 31, 2000, 15,450,000 stock options were authorized for issuance, of which 2,341,380 remained available for future issuance.

     The following is a summary of stock option activity:

                                                            NUMBER      WEIGHTED AVERAGE
                                                          OF OPTIONS     EXERCISE PRICE
                                                          ----------    ----------------
Outstanding at December 31, 1997........................   1,062,600         $0.47
  Granted...............................................   6,150,900          1.06
  Forfeited.............................................     (44,700)         0.55
  Exercised.............................................     (54,600)         0.38
                                                          ----------
Outstanding at December 31, 1998........................   7,114,200          0.98
  Granted...............................................   5,426,300         10.69
  Forfeited.............................................    (204,800)         3.31
  Exercised.............................................    (728,310)         9.25
                                                          ----------
Outstanding at December 31, 1999........................  11,607,390          4.96
  Granted...............................................   2,325,345         61.25
  Assumed...............................................     176,275          6.02
  Forfeited.............................................  (1,691,654)         9.57
  Exercised.............................................  (1,812,143)         2.22
                                                          ----------
Outstanding at December 31, 2000........................  10,605,213         17.36
                                                          ==========
Shares exercisable as of December 31, 2000..............   1,948,475          4.89

     The following is a summary of the options outstanding as of December 31, 2000:

                            RANGE 1      RANGE 2      RANGE 3       RANGE 4        RANGE 5         RANGE 6           TOTAL
                          -----------   ---------   -----------   -----------   -------------   --------------   -------------
Range of exercise
  prices................  $0.07-$0.80   $    1.08   $1.59-$1.67   $2.50-$4.77   $12.50-$40.69   $41.00-$341.88   $0.07-$341.88
Weighted average
  exercise price........         0.53        1.08          1.67          4.72           18.26            70.68           17.36
Weighted average
  contractual life (in
  years)................          6.8         7.4           7.8           8.3             8.8              9.3             8.2
Exercisable.............      697,324     452,600       153,225       150,165         482,661           12,500       1,948,475
Outstanding.............    1,392,547   2,477,000       812,022     1,408,365       2,794,360        1,720,919      10,605,213

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $1,976,000 of unearned stock compensation related to employee stock option grants with exercise

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 10.  EMPLOYEE BENEFIT PLANS, CONTINUED:
prices lower than the deemed fair value of the underlying shares at the time of grant, of which $414,000 and $451,000 was amortized in 2000 and 1999, respectively.

     If compensation costs had been recognized pursuant to SFAS No. 123, the Company's net (loss) income and earnings per share would have been as follows:

                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                                2000             1999          1998
                                            -------------    ------------    ---------
Net (loss) income:
  As reported.............................  $(156,411,543)   $(21,821,409)   $ 233,747
  Pro forma...............................   (205,413,339)    (25,390,296)    (208,581)
Earnings per share:
  Basic:
     As reported..........................  $       (4.21)   $      (1.46)   $     .02
     Pro forma............................          (5.52)          (1.70)        (.02)
  Diluted:
     As reported..........................  $       (4.21)   $      (1.46)         .01
     Pro forma............................          (5.52)          (1.70)        (.02)

     The weighted average fair value per option grant to employees was $57.49 in 2000, $4.05 in 1999 and $.23 in 1998. The fair value of each option grant was determined using the minimum value method prior to the IPO and using the Black-Scholes pricing model subsequent to the IPO with the following assumptions for all grants:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    -----    -----
Weighted average risk-free interest rate....................    6.5%     5.3%     5.0%
Expected life (number of years).............................      5        5        5
Volatility..................................................  146.1%     100%      --

     In October 1999, 30,000 options were granted to the Company's Assistant Secretary, who is neither an employee nor a director. In accordance with SFAS No. 123, the Company recorded stock compensation of $246,000, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.0%, expected life of three years and volatility of 80%.

     In April 2000, 3,000 options were granted to a consultant. In accordance with SFAS No. 123, the Company recorded unearned stock compensation of $196,000, of which $147,000 was amortized in 2000, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.2%, expected life of one year and volatility of 125%.

NOTE 11.  SECURITIES CLASS ACTION COMPLAINT

     Ten securities fraud class action complaints were filed against the Company and three executive officers in federal court in Pittsburgh, Pennsylvania, which the court consolidated into a single proceeding. The plaintiffs alleged that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company and the individual defendants moved to dismiss the case on the grounds that the plaintiffs failed to allege facts sufficient to support their claim that the defendants violated the securities laws. On December 27, 2000, the court granted the motion to dismiss, having concluded that the plaintiffs' complaint was legally deficient. The court granted the plaintiffs leave to amend their complaint.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results for 2000 and 1999 are as follows:

                               FIRST          SECOND         THIRD          FOURTH
2000:                         QUARTER        QUARTER        QUARTER        QUARTER          TOTAL
-----                       ------------   ------------   ------------   ------------   -------------
Revenues..................  $ 10,808,039   $ 19,374,264   $ 26,584,298   $ 34,509,745   $  91,276,346
Gross profit..............     4,473,770      8,408,939     12,304,252     17,193,324      42,380,285
Net loss..................   (18,137,239)   (46,522,141)   (47,132,150)   (44,620,013)   (156,411,543)
Earnings per share:
  Basic and diluted.......          (.51)         (1.25)         (1.25)         (1.17)          (4.21)

                               FIRST          SECOND         THIRD          FOURTH
1999:                         QUARTER        QUARTER        QUARTER        QUARTER          TOTAL
-----                       ------------   ------------   ------------   ------------   -------------
Revenues..................  $  3,498,705   $  4,183,294   $  5,355,298   $  7,842,727   $  20,880,024
Gross profit..............     1,933,381      1,599,758      2,137,079      3,043,709       8,713,927
Net loss..................      (492,166)    (3,264,928)    (9,722,382)    (8,341,933)    (21,821,409)
Earnings per share:
  Basic and diluted.......          (.04)          (.23)          (.68)          (.43)          (1.46)

NOTE 13.  SUBSEQUENT EVENTS

     In February 2001, the Company entered into a definitive agreement to acquire Adexa, Inc., a leading provider of software products that enable collaborative commerce. Under this agreement, the Company will issue up to 17,250,000 shares of its common stock and options in exchange for all outstanding equity interests of Adexa. The merger will be accounted for as a purchase, and is expected to close in the second quarter of 2001.

     Also in February 2001, the court dismissed the securities class action complaint discussed in Note 11 with prejudice pursuant to a stipulation of voluntary dismissal executed by all parties. The case is now closed.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

Report of Independent Accountants...........................   32
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   33

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............   34

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....   35

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   36

Notes to Consolidated Financial Statements..................   37

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

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
3.1       Registrant's Amended and Restated Certificate of
          Incorporation, as amended by Certificate of Amendment dated
          May 12, 2000. (1)
3.2       Registrant's Amended and Restated Bylaws. (2)
4.1(b)    Second Amended and Restated Registration Rights Agreement
          dated as of March 23, 2000. (3)
10.1++    Service and Market Access Agreement made as of October 19,
          2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation.
10.2(a)   Lease Agreement between the registrant and One Oliver
          Associates Limited Partnership dated October 21, 1998. (4)
10.2(b)   First Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated March 30, 1999.
          (4)
10.2(c)   Second Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated June, 1999. (5)
10.3(a)   Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank,
          National Association, as administrative agent, and Silicon
          Valley Bank, as syndication agent.
10.3(b)   First Amendment to Credit Agreement dated as of December 8,
          2000 by and among the registrant, the banks party thereto,
          Silicon Valley Bank, as syndication agent, and PNC Bank,
          National Association, as administrative agent.
10.4      Registrant's 1996 Stock Incentive Plan. (4)
10.5      Registrant's Amended and Restated Stock Incentive Plan. (6)
10.6      Registrant's Amended and Restated Employee Stock Purchase
          Plan. (7)

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.7      Form of Indemnification Agreement between the registrant and each of its directors and officers. (8)
10.8      Restricted Stock Purchase Agreement between Thomas J.
          Meredith and the registrant dated as of November 23, 1999.
          (9)
10.9++    Long Term Access and Services Agreement dated as of April
          17, 2000 by and between the registrant and Visteon
          Corporation. (2)
10.10     Common Stock Purchase Warrant of the registrant issued to
          Visteon Corporation dated April 17, 2000. (2)
21.1      Subsidiaries of the registrant. (7)
23.1      Consent of PricewaterhouseCoopers LLP.

---------------
 ++ Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(1) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-8, as filed with the SEC on May 26, 2000.

(2) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 2, 2000.

(3) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the SEC on May 10, 2000.

(4) Incorporated by reference to exhibit filed with the Registration Statement as filed with the SEC on September 8, 1999.

(5) Incorporated by reference to exhibit filed with Amendment No. 2 to the Registration Statement, as filed with the SEC on November 1, 1999.

(6) Incorporated by reference to exhibit filed with Amendment No. 1 to the Registration Statement, as filed with the SEC on October 15, 1999.

(7) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 16, 2000.

(8) Incorporated by reference to exhibit filed with Amendment No. 5 to the Registration Statement, as filed with the SEC on November 18, 1999.

(9) Incorporated by reference to exhibit filed with Amendment No. 6 to the Registration Statement, as filed with the SEC on November 23, 1999.

(B) REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                  * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on February 23, 2001.

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

                  SIGNATURE                                 CAPACITY                      DATE
                  ---------                                 --------                      ----

             /s/ GLEN T. MEAKEM                Chief Executive Officer and          February 23, 2001
---------------------------------------------  Chairman of the Board (Principal
               Glen T. Meakem                  Executive Officer) and Director

             /s/ JOAN S. HOOPER                Senior Vice President and Chief      February 23, 2001
---------------------------------------------  Financial Officer (Principal
               Joan S. Hooper                  Financial and Accounting Officer)

             /s/ DAVID J. BECKER               President, Chief Operating Officer   February 23, 2001
---------------------------------------------  and Director
               David J. Becker

             /s/ ERIC C. COOPER                Director                             February 23, 2001
---------------------------------------------
               Eric C. Cooper

                                               Director
---------------------------------------------
L. John Doerr

             /s/ RAYMOND J. LANE               Director                             February 23, 2001
---------------------------------------------
               Raymond J. Lane

           /s/ THOMAS J. MEREDITH              Director                             February 23, 2001
---------------------------------------------
             Thomas J. Meredith

             /s/ DAVID A. NOBLE                Director                             February 23, 2001
---------------------------------------------
               David A. Noble

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.1++       Service and Market Access Agreement made as of October 19,
             2000 and effective as of January 1, 2001 by and between
             FreeMarkets, Inc. and United Technologies Corporation.

  10.3(a) Credit Agreement dated as of November 3, 2000 by and among FreeMarkets, Inc. and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon
             Valley Bank, as syndication agent.

  10.3(b)    First Amendment to Credit Agreement dated as of December 8,
             2000 by and among FreeMarkets, Inc., the banks party thereto, Silicon Valley Bank, as syndication agent, and PNC
             Bank, National Association, as administrative agent.

  23.1       Consent of PricewaterhouseCoopers LLP.

---------------
 ++ Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of FreeMarkets, Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2001, except for Note 13 as to which the date is February 16, 2001, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2001, except for Note 13, as to which the date is February 16, 2001

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
----------------------------------  ----------   ----------   ----------   ----------   -----------
                                                        ADDITIONS
                                                 -----------------------
                                    BALANCE AT                CHARGED TO                BALANCE AT
                                    BEGINNING    CHARGED TO     OTHER                     END OF
                                    OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
                                    ----------   ----------   ----------   ----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended December 31, 2000....  $  100,000   $1,367,044   $       --   $(564,044)   $   903,000
  Year ended December 31, 1999....      25,000      172,666           --     (97,666)       100,000
  Year ended December 31, 1998....      20,000        5,000           --          --         25,000
ALLOWANCE FOR DEFERRED TAX ASSETS:
  Year ended December 31, 2000....   9,742,000           --   28,529,000          --     38,271,000
  Year ended December 31, 1999....   1,337,000           --    8,405,000          --      9,742,000
  Year ended December 31, 1998....   1,336,000           --        1,000          --      1,337,000