Form 10-K405/A
period 1999-12-31
FREEMARKETS INC
filed 2001-04-30
CIK 949968

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2000
                                            -------------------

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ___________

                        COMMISSION FILE NUMBER 000-27913

                                FREEMARKETS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                               04-3265483
        --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

        FreeMarkets Center
         210 Sixth Avenue
      Pittsburgh, Pennsylvania                                    15222
      ------------------------                                    -----
(Address of principal executive offices)                        (Zip Code)

       Registrant"s telephone number, including area code: (412) 434-0500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                                 YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date) was $635,207,401 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

The number of shares of the registrant's Common Stock outstanding as of March 1, 2001 was 39,070,187.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

This Form 10-K/A amends the Form 10-K previously filed by the registrant with the Securities and Exchange Commission on February 23, 2001 (the "Original Report"). Part III of the Original Report was incorporated by reference to the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. The definitive Proxy Statement will not be filed with the Securities and Exchange Commission within the 120-day period following the end of the Company's fiscal year covered by the Original Report. Accordingly, the registrant is filing this amendment to timely provide the information required by Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

GLEN T. MEAKEM (37) co-founded FreeMarkets in 1995 and has served as its Chief Executive Officer, Chairman of the Board and a director since inception. Mr. Meakem also held the office of President from FreeMarkets' inception until June 2000. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co.

DAVID J. BECKER (37) has served as the President of FreeMarkets since June 2000, as its Chief Operating Officer since March 1998 and as a director since October 2000. Prior to becoming President, Mr. Becker served as an Executive Vice President since March 1998. From October 1996 to February 1998, Mr. Becker served as Vice President of Market Making. Prior to joining FreeMarkets, from March 1992 to September 1996, Mr. Becker was employed with Dole Fresh Fruit International, Ltd., where he worked in key financial and management positions at Dole's Latin and South American headquarters and subsidiaries. Mr. Becker's most recent position with Dole was a Manager, Worldwide Logistics Information Network.

DR. ERIC C. COOPER (42) has served as a director of FreeMarkets since June 1999. Dr. Cooper is a Distinguished Service Professor at Carnegie Mellon University. Dr. Cooper was a co-founder of FORE Systems, Inc., a pioneer in the development of ATM high speed networking equipment, which was acquired by GEC, p.l.c., now called Marconi Communications, in June 1999. From FORE Systems' inception in April 1990 to June 1999, Dr. Cooper served as Chairman of the Board, and he also served as Chief Executive Officer from inception through January 1998.

L. JOHN DOERR (49) has served as a director of FreeMarkets since October 1999. Mr. Doerr has been a general partner of Kleiner Perkins Caufield & Byers, a private venture capital firm, since September 1980. Mr. Doerr is also a director of Martha Stewart Living Omnimedia, Inc., Amazon.com, Inc., excite@home Corporation, drugstore.com, inc., Healtheon Corporation, Intuit Inc., Epicor Software Corporation and Sun Microsystems, Inc., as well as several private companies.

RAYMOND J. LANE (54) has served as a director of FreeMarkets since February 2001. Mr. Lane is currently a general partner of Kleiner Perkins Caufield & Byers. Before joining Kleiner Perkins, from 1996 to 2000 Mr. Lane was the President and Chief Operating Officer of Oracle Corporation, the world's second-largest software company and a leading enterprise software and services company. Prior to being named President and Chief Operating Officer, Mr. Lane was Executive Vice President of Oracle and President of Worldwide Operations from 1993 to 1996. Mr. Lane serves as a director of several private companies.

THOMAS J. MEREDITH (50) has served as a director of FreeMarkets since November 1999. Mr. Meredith has served as Senior Vice President of Business Development and Strategy of Dell Computer Corporation, a computer systems company, and Managing Director of Dell Ventures, a wholly owned subsidiary of Dell Computer Corporation, since March 2000. Prior thereto, Mr. Meredith was Senior Vice President and Chief Financial Officer of Dell Computer Corporation since March 1992. Prior to joining Dell, Mr. Meredith was Vice President and Treasurer of Sun Microsystems, Inc. Mr. Meredith is also a director of i2 Technologies Inc. and divine interVentures, inc.

DAVID A. NOBLE (42) has served as a director of FreeMarkets since April 1999. Mr. Noble is an independent private equity investor. Mr. Noble was formerly a general partner of Stolberg, Meehan & Scano, a private equity investment fund focusing on business-to-business services in the communications, utilities, information technology and electronic commerce industries.

EXECUTIVE OFFICERS


Information with respect to our executive officers is contained in Part I of the Form 10-K under the caption "Management".

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes in ownership of our common stock and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on such reports and representations of such persons, we believe that all of our directors and executive officers complied with these filing requirements in 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information for each of the last two fiscal years concerning the annual and long-term compensation earned by those persons who were, as of December 31, 2000, our Chief Executive Officer and our four other most highly compensated executive officers.


                                               SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                          -------------
         NAME AND PRINCIPAL POSITION                     ANNUAL COMPENSATION               SECURITIES
                                             -----------------------------------------     UNDERLYING      ALL OTHER
                                               YEAR           SALARY           BONUS         OPTIONS      COMPENSATION
                                               ----           ------           -----         -------      ------------
Glen T. Meakem...............................  2000          $300,000        $90,000(1)            --           --
  Chief Executive  Officer and                 1999          $283,333        $25,000(2)       800,000           --
  Chairman of the Board

David J. Becker..............................  2000          $250,000        $75,000(1)            --           --
  President and Chief Operating Officer        1999          $236,667        $20,000(2)       200,000           --

Scott D. Grimes..............................  2000          $193,558(3)     $68,000(1)       220,000      $50,000(4)
  Senior Vice President of                     1999                --             --               --           --
   Business Development

Joan S. Hooper...............................  2000          $233,333        $75,999(1)            --           --
  Chief Financial Officer and                  1999          $ 68,366(5)     $25,000          225,000      $30,000(4)
  Senior Vice President

David H. McCormick...........................  2000          $197,917        $68,000(1)       100,000           --
  Senior Vice President and General            1999          $ 13,538(6)          --          120,000      $10,000(4)
  Manager of Core Business Markets

----------

(1) Represents a performance bonus paid in February 2001 for services rendered in 2000.

(2) Represents a performance bonus paid in March 2000 for services rendered in 1999.

(3) Mr. Grimes joined FreeMarkets on February 21, 2000.

(4) Represents a signing bonus.

(5) Ms. Hooper joined FreeMarkets on September 13, 1999.

(6) Mr. McCormick joined FreeMarkets on December 2, 1999.

OPTION GRANTS

    The following table sets forth certain information regarding options granted during 2000 to the persons named in the Summary Compensation Table. No stock appreciation rights were granted in 2000.

                            OPTION GRANTS DURING 2000

                                                                                               POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                 NUMBER        PERCENTAGE OF                                      ANNUAL RATES OF
                              OF SECURITIES   TOTAL OPTIONS                                    STOCK PRICE APPRECIATION
                               UNDERLYING       GRANTED TO      EXERCISE                        FOR OPTION TERM (3)
                                 OPTIONS       EMPLOYEES IN       PRICE       EXPIRATION    ------------------------------
     NAME (1)                    GRANTED         2000 (2)       PER SHARE        DATE           5%                10%
     --------                    -------         --------       ---------        ----       ----------        -----------
Glen T. Meakem...........              --            --                --            --              --                --

David J. Becker..........              --            --                --            --              --                --

Joan S. Hooper...........              --            --                --            --              --                --

Scott D. Grimes..........         110,000          4.59%         $176.625       2/21/10     $12,218,636       $30,964,424
                                   20,000          0.84%         $54.5625       4/15/10     $   686,281       $ 1,739,171
                                   15,000          0.63%         $51.5000        6/4/10     $   485,821       $ 1,231,166
                                   75,000          3.13%         $43.1250       6/20/10     $ 2,034,081       $ 5,154,761

David H. McCormick.......          40,000          1.67%         $51.5000        6/4/10     $ 1,295,523       $ 3,283,109
                                   60,000          2.50%         $43.1250       6/20/10     $ 1,627,265       $ 4,123,809

----------

(1) Please see the Summary Compensation Table for titles of the persons named in the table

(2) Based on 2,394,660 options granted to all employees during 2000.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. Our actual stock price appreciation over the 10-year option term will likely differ from these assumed annual rates. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

OPTION EXERCISES

    The following table sets forth as to the persons named in the Summary Compensation Table information with respect to (i) the number of shares received upon the exercise of options, (ii) the aggregate dollar value realized upon exercise, (iii) the total number of shares underlying unexercised options held at the end of 2000, and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of 2000.

             OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                   SHARES                      OPTIONS AT YEAR END (#)              YEAR END ($)(2)
                                 ACQUIRED ON     VALUE        --------------------------     -----------------------------
NAME (1)                        EXERCISE (#)   REALIZED ($)   EXERCISABLE  UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------                        ------------   ------------   -----------  -------------     -----------     -------------
Glen T. Meakem...............      312,000      5,473,104        280,000     1,648,000        2,822,040        20,748,336

David J. Becker..............           --             --        340,000       535,000        5,645,748         7,416,537

Scott D. Grimes..............           --             --         10,000       210,000               --                --

Joan S. Hooper...............           --             --         45,000       180,000          189,000           756,000

David H. McCormick...........           --             --         24,000       196,000          100,800           403,200

----------
(1) Please see the Summary Compensation Table for titles of the persons named in the table.

(2) Based on the closing price per share of the Common Stock on the NASDAQ National Market System as of December 31, 2000, minus the exercise price per share, multiplied by the number of shares obtainable upon exercise of these options.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    All of our executive officers serve at the discretion of the Board of Directors.

    If we experience a change in control, some of the outstanding options held by some of our executive officers, including Messrs. Meakem, Becker, Grimes and McCormick, and Ms. Hooper, that were not previously vested will immediately vest. As of the Record Date, the minimum number of options held by our executive officers that could vest under this provision is as follows: Mr. Meakem -- 824,000; Mr. Becker -- 286,999; Mr. Grimes -- 94,000; Mr. McCormick - 98,000;
Ms. Hooper -- 90,000; John P. Levis, III -- 79,500; Douglas M. Wnorowski -- 58,000; and William R. Blair -- 53,000. In addition, if the acquiror in any change in control fails to provide substitute options to replace the outstanding options held by these executive officers, then all outstanding options not previously vested would vest upon the change in control.

    Generally, a change in control would include:

    o an acquisition of more than 50% of the combined voting power of all our outstanding securities;

    o a merger where, following the transaction, our stockholders own 50% or less of the voting securities of the surviving corporation;

    o   our liquidation or the sale of substantially all of our assets; or

    o individuals who currently form a majority of our Board of Directors ceasing to be a majority, unless the new directors are nominated for election by our current Board or their nominated successors.

     On January 2, 2001, the Board of Directors amended and restated the stock incentive plan to eliminate the provision which provided for the automatic acceleration of 50% of unvested options and the lapse of restrictions with respect to 50% of shares of restricted stock upon a change of control. The amendment does not affect options previously granted under the plan, including options set forth above which were granted to the specified executive officers prior to January 2, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither of the members of our Compensation Committee has ever been an officer or employee of FreeMarkets. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

    We reimburse our directors for travel and lodging expenses in connection with attendance at Board and committee meetings. All of our directors, including non-employee directors, are eligible to receive options under our Amended and Restated Stock Incentive Plan.

     In February 2001, we granted options to purchase 1,000,000 shares of Common Stock to each of Mr. Lane and Mr. Meredith. These options vest in 24 equal monthly installments, provided that Mr. Lane or Mr. Meredith, as applicable, is serving as a member of the Board of Directors on the applicable vesting dates. We granted the option to Mr. Lane in consideration of his service on the Board and his agreement to stand for reelection at the Annual Meeting and, if reelected, to serve as a Class II director with a term expiring at the 2004 Annual Meeting. We granted the option to Mr. Meredith in consideration of his agreement to stand for reelection at the 2003 Annual Meeting and, if reelected, to serve for a term expiring at the 2006 Annual Meeting, and to continue in his capacity as chairman of the Audit Committee during his entire term of service on the Board if requested to do so.

     In February 2001, we granted options to purchase 30,000 shares of Common Stock to each of Dr. Cooper and Mr. Noble in consideration of their continuing Board service. The exercise price of all such options is the fair market value on the date of grant.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Compensation Committee of the Board of Directors is responsible for reviewing, recommending, and approving changes to the Company's compensation policies and programs. It is also the responsibility of the Committee to review and approve all compensation actions for the chief executive officer and the other executive officers. Neither member of the Committee is a former or current officer or employee of FreeMarkets.

     The goals of the Company's compensation program are to align compensation with business objectives and performance, to enable the Company to attract, retain, and reward executive officers and other key employees who contribute to our long-term success and to motivate those officers and employees to enhance long-term stockholder value. To meet these goals, the Committee has adopted a mix of the compensation elements of salary, bonus, and stock options.

     BASE SALARY. The Committee meets at least annually to review and approve each executive officer's salary for the ensuing year. When reviewing base salaries, the Committee considers the following factors: competitive pay practices, individual performance against goals, level of responsibility, breadth of knowledge, and prior experience. The relative importance of these factors varies, depending on the particular individual whose salary is being reviewed. To provide the Committee with more information for making compensation comparisons, the Company has furnished the Committee with surveys of compensation for comparable companies in the technology industry and for groups of companies generally comparable to the Company in revenues. The Committee's objective in setting base salary is generally to pay salaries at a level at or above the 75th percentile of generally comparable companies. For 2000, the Committee increased the salary levels of the executive officers to a level closer to that percentile.

     BONUS. The bonus program is a discretionary program for the Company's executive officers and other key employees. The Committee meets in the first quarter following the year for which the awards are to be made to determine the amounts of the bonuses. Each bonus award depends on the extent to which business and individual performance objectives are achieved. The Company's objectives consist of operating, strategic, and financial goals that are considered to be critical to its fundamental long-term goal of building stockholder value. Based on the Company's revenue growth in 2000, the transition from a small entrepreneurial organization to a larger, more structured one, and the creation of an infrastructure sufficient to support the Company's growth into 2002, the Committee determined to award certain executive officers bonuses ranging from $68,000 to $90,000. These bonuses were consistent with target discretionary bonus amounts for 2000, which were 30% of salary for the senior staff, including the Chief Executive Officer.

    STOCK OPTIONS. The Company's stock option plan is designed to provide employees with an opportunity to share, along with the stockholders, in the Company's long-term performance. Initial grants of stock options are generally made to eligible employees upon commencement of employment, with additional grants being made to certain employees periodically or following a significant change in job responsibility, scope, or title. Stock options under the option plan generally vest over a five-year period and expire ten years from the date of grant. The exercise price of our options is usually 100% of the fair market value of the Common Stock on the date of grant.

    Factors considered in determining the size of stock option grants include the salary, role, and performance level of each participant. Grants also take into consideration the approximate market price of the stock at the time of grant. During 2000, the Committee granted options to four executive officers, in each case following a change in title and in recognition of additional responsibilities.

    The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code which imposes a limit on tax deductions for annual compensation in excess of $1,000,000 paid to any of the five most highly compensated executive officers which is not "performance based" in accordance with certain requirements. The Committee does not believe that this limitation will apply to the Company in the foreseeable future because the Second Amended and Restated Stock Incentive Plan has been designed to qualify options awarded to executive officers as "performance-based" compensation that is excluded from the $1,000,000 limitation.

    CHIEF EXECUTIVE OFFICER COMPENSATION. The Committee used the same procedures described above in setting the annual salary, bonus, and stock option awards for the Company's chief executive officer, Glen T. Meakem. In considering Mr. Meakem's salary and bonus, the Compensation Committee considered the factors described above, as well as his critical contributions to the strategic development, vision, and leadership of the Company.

Respectfully submitted,

DAVID A. NOBLE, CHAIRMAN                     DR. ERIC C. COOPER

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Our directors, our chief executive officer, our four other most highly compensated executive officers as of December 31, 2000, and all of our directors and executive officers as a group beneficially owned as of March 1, 2001 the number of shares of Common Stock set forth in the table below. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.


                                                                         BENEFICIAL OWNERSHIP
                                                                            OF COMMON STOCK
                                                                      -----------------------------
                                                                        NUMBER              PERCENT
NAME                                                                  OF SHARES            OF CLASS
----                                                                  ---------            --------
Glen T. Meakem...................................................     3,399,000  (1)          8.6%
David J. Becker..................................................       594,694  (2)          1.5%
Scott D. Grimes..................................................        40,000  (3)           *
Joan S. Hooper...................................................        50,875  (4)           *
David H. McCormick...............................................        29,376  (5)           *
Dr. Eric C. Cooper...............................................        56,892                *
L. John Doerr....................................................       673,315  (6)          1.7%
Raymond J. Lane..................................................        83,333  (7)           *
Thomas J. Meredith...............................................       142,333  (8)           *
David A. Noble...................................................       134,400  (9)           *
All directors and executive officers as a
  group (13 persons) ............................................     5,557,584  (10)        14.2%

----------

 *  Less than 1%.

(1) Includes 2,382,200 shares held by a limited partnership controlled by Mr. Meakem, 48,000 shares held by a charitable foundation controlled by Mr. Meakem, and 285,000 shares which may be acquired by April 30, 2001 (i.e., within 60 days of March 1, 2001) pursuant to the exercise of options.

(2) Includes 240,000 shares held by a limited partnership controlled by Mr. Becker and 341,250 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(3) Consists of 40,000 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(4) Includes 49,000 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(5) Includes 28,000 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(6) Consists of: (i) 359,000 shares held by Mr. Doerr; (ii) 22,233 shares held by KPCB Holdings, Inc. as nominee for the account of Mr. Doerr; (iii) 283,323 shares held by KPCB Holdings, Inc. as nominee for the account of KPCB IX-A; and (iv) 8,759 shares held by KPCB Holdings, Inc. as nominee for the account of KPCB IX-B. Mr. Doerr is a Managing Director of KPCB IX Associates, LLC, which is the general partner of both KPCB IX -A and KPCB IX-B. Mr. Doerr disclaims beneficial ownership of the shares held by KPCB Holdings, Inc. as nominee for the accounts of KPCB IX-A and KPCB IX-B, except to the extent of any indirect pecuniary interest in his distributive share therein. Mr. Doerr's term as a Class II expires at the Annual Meeting.

(7) Consists of 83,333 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(8) Includes 83,333 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(9) Includes 20,000 shares held by various trusts for the benefit of Mr. Noble's family and 30,000 shares which may be acquired by April 30, 2001 pursuant to the exercise of options.

(10) See notes (1) through (9). Also includes 173,000 shares which may be acquired by April 30, 2001 pursuant to the exercise of options granted to our other executive officers not named in the table.

OTHER BENEFICIAL OWNERS

    The following table sets forth information with respect to each stockholder known to us to be the beneficial owner of more than 5% of the outstanding Common Stock as of March 1, 2001:

                                                   BENEFICIAL OWNERSHIP
                                                     OF COMMON STOCK
                                                  ------------------------
                                                   NUMBER          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER              OF SHARES        OF CLASS (1)
------------------------------------              ---------        --------
Integral Capital Partners IV, LP .............    2,117,500 (2)      5.4%
2750 Sand Hill Road
Menlo Park, California  94025

The Goldman Sachs Group, Inc..................    2,115,223 (3)      5.4%
85 Broad Street
New York, New York 10004

United Technologies Corporation...............    2,078,983 (4)      5.3%
One Financial Plaza
Hartford, Connecticut 06101

----------

(1)  Based on 39,070,187 shares outstanding as of March 1, 2001.

(2) Consists of: (i) 1,271,200 shares as to which Integral Capital Partners IV, L.P. ("ICP4") and Integral Capital Management IV, LLC ("ICM4") share voting and investment power; (ii) 6,300 shares as to which Integral Capital Partners IV MS Side Fund, L.P. ("4 Side Fund") and Integral Capital Partners NBT LLC ("NBT") share voting and investment power; (iii) 826,880 shares as to which Integral Capital Partners V, L.P. ("ICP5") and Integral Capital Management V, LLC ("ICM5") share voting and investment power; (iv) 11,020 shares as to which Integral Capital Partners V Side Fund, L.P. ("5 Side Fund") and ICP Management V, LLC ("ICP") share voting and investment power; and (v) 2,100 shares as to which ICP and Integral Capital Partners V SLP Side Fund, LLC ("5 SLP") share voting and investment power. This share information is based on information contained in a Schedule 13G filed jointly with the SEC by ICP4, ICM4, 4 Side Fund, NBT, ICP5, ICM5, 5 Side Fund, ICP and 5 SLP on February 22, 2001.

(3) Consists of: (i) 1,625,223 shares held in discretionary customer accounts as to which Goldman, Sachs & Co. ("Goldman Sachs") and the Goldman Sachs Group, Inc. (the "Goldman Group") share voting and investment power, (ii) 415,717 shares as to which the Goldman Group has sole voting and investment power, and (iii) 74,283 shares as to which Stone Street Fund 1999, L.P. ("SS L.P.") and Stone Street 1999, L.L.C. ("SS L.L.C.") share voting and investment power. The share information is based on information contained in a Schedule 13G filed jointly with SEC by Goldman Sachs, the Goldman Group, SS L.P. and SS L.L.C. on February 13, 2001.

(4) These shares are held of record by Nevada Bond Investment Corp. II, a wholly owned subsidiary of United Technologies Corporation. United Technologies Corporation has the power to control Nevada Bond Investment Corp. II and therefore shares with that entity voting and investment power with respect to these shares. The share information is based on information is based on information contained in a Schedule 13G filed with the SEC by this stockholder on January 21, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In October 2000, we entered into a three-year Service and Market Access Agreement with United Technologies (the "Agreement"), effective January 1, 2001. Pursuant to the Agreement, FreeMarkets provides United Technologies with access to the FreeMarkets business-to-business eMarketplace and eSourceing capabilities. The Agreement is filed as Exhibit 10.1 to the form 10-K. United Technologies invested $20,938,000 in FreeMarkets in September 1999. Revenues from United Technologies in 2000 were $9,014,000.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Original Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FREEMARKETS, INC.
                                             (Registrant)

Dated: April 30, 2001                       By: /s/ Joan S. Hooper
                                               --------------------------------
                                               Joan S. Hooper
                                               Senior Vice President and
                                                  Chief Financial Officer