Form 10-K405/A
period 2000-12-31
FREEMARKETS INC
filed 2001-05-10
CIK 949968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 1, 2001 (based upon the last reported sale price of such stock as reported by The Nasdaq National Market on such date) was $635,207,401 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's common stock outstanding as of the close of business on March 1, 2001 was 39,070,187.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

     For purposes of this Form 10-K/A (Amendment No. 2), we have amended and restated in their entirety Parts I, II and IV of the Form 10-K for the year ended December 31, 2000 that was filed on February 23, 2001 (the "Original 10-K"). Amendment No. 2 reflects the reissuance of our consolidated financial statements as of December 31, 2000 and for the year then ended and comments of the staff of the Securities and Exchange Commission on the Original 10-K during its review of our Registration Statement on Form S-4 filed in connection with our proposed acquisition of Adexa, Inc. Form 10-K/A (Amendment No. 1) was filed on April 30, 2001 to provide on a timely basis the information required by Part III of Form 10-K.

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

OVERVIEW

     FreeMarkets creates business-to-business online auctions and provides electronic commerce technology and services to buyers of industrial parts, raw materials, commodities and services. We have created more than 9,200 online auctions--which we call "markets"--for more than $14 billion worth of goods and services for our customers. We estimate, based upon the difference between the prices that our customers have historically paid and the lowest prices that are identified in our auctions, that our auctions have resulted in potential savings of over $2.7 billion for our customers.

     We combine our proprietary technology platform with an in-depth knowledge of the supply markets for direct materials, which are the industrial parts and raw materials that are incorporated into finished products by manufacturing companies. Because direct materials are often custom-made to buyers' specifications, there are no catalogs or price lists to enable buyers to make price comparisons. The purchasing process is further complicated by the fragmentation of many supply markets and the importance of product quality in supplier selection. Because this complexity leads to market inefficiencies, we think that buyers of direct materials often pay prices that are too high.

     Our online markets help buyers of direct materials obtain lower prices and make better purchasing decisions. In a FreeMarkets online market, suppliers from around the world can submit bids in a real-time, interactive competition that is designed to be fair to all participants. We offer customers our FullSource solution, in which we help the customer to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. We also offer our QuickSource solution, which enables customers to use our technology to run their own online markets. In addition, we operate the FreeMarkets Asset Exchange for buyers and sellers of surplus assets and inventory.

RECENT EVENTS

     On February 7, 2001, we entered into a definitive merger agreement to acquire Adexa, Inc., a leading provider of software products that enable collaborative commerce. Under the merger agreement, we will issue up to 17,250,000 shares of our common stock and options in exchange for all outstanding equity interests of Adexa. We expect the merger to close in the second quarter of 2001. We have filed with the SEC a Registration Statement on Form S-4 relating to the issuance of FreeMarkets common stock in connection with the proposed merger. Please refer to the risk factors set forth in this Form 10-K and in the Form S-4 for risks that could cause the merger not to occur or that could cause the benefits that we expect to gain from the merger not to be realized. As part of its review of our Form S-4, the staff of the SEC raised questions with respect to the classification of certain revenues in our financial statements included in the Original 10-K. Following discussions with the staff of the SEC, we have reissued our consolidated financial statements as of December 31, 2000 and for the year then ended. This reissuance relates to the classification of the fees we earn under a contract with Visteon Corporation ("Visteon") pursuant to which we provide access to our eMarketplace and perform services for Visteon and Visteon pays us fixed monthly fees plus variable fees if specified volume thresholds are exceeded. Because we granted a warrant to Visteon which was valued at $95.5 million at the time we entered into the service contract, we are required to exclude from our revenues the fees we earn from Visteon, and to allocate those fees as payment for the warrant. A description of the reclassification of the fees we earn from Visteon is included in Note 3 of the Notes to Consolidated Financial Statements.

     In early April 2001, we closed our Austin, Texas office, formerly the headquarters of our subsidiary iMark.com, Inc. which was acquired in March 2000, and relocated our asset recovery division to Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, we will record a restructuring charge of approximately $3 million to $4 million in the second quarter of 2001 relating to lease termination costs, employee severance costs and the non-cash write-off of assets.

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

                                  arrow chart

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

     We provide services to our customers under agreements that range from a few months to five years. Each of the customers listed above is party to an agreement with us containing a term of not less than 12 months. Many of these agreements are cancelable by our customers on minimal notice and without substantial penalties. Our agreements typically provide us with revenues from fixed monthly fees. Some of our agreements also include performance incentive payments that are contingent upon our customer achieving specific market volume and/or savings thresholds. We never take title to or possession of any of the products purchased through our marketplace. We also do not oversee delivery of or payment for these products. We serve our customers from our offices in the United States and in 12 foreign countries. Many of our customers are multi national companies. Over 90% of our revenues plus Visteon fees in 2000, 1999 and 1998 were derived from customers whose headquarters are located within the United States.

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

     Our quarterly operating results have varied significantly in the past, are prone to significant fluctuations and will likely vary significantly in the future. For example, our revenues plus Visteon fees have grown at an average sequential rate of 46% over the five quarters commencing October 1, 1999 and ending December 31, 2000. Our cost of revenues as a percent of revenues plus Visteon fees has decreased from 61% in the fourth quarter of 1999 to 50% in the fourth quarter of 2000. In addition, we reported a net loss of $0.43 per share in the fourth quarter of 1999 and a net loss of $1.17 per share in the fourth quarter of 2000. We believe that quarter-to-quarter comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of future performance. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. As a result, the price of our common stock may fall.

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

WE HAVE EXPERIENCED REVENUE AND FEE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND FEES AND OPERATING RESULTS AND COULD CAUSE OUR STOCK PRICE TO FALL

     We depend on United Technologies Corporation ("United Technologies") and Visteon for a material portion of our revenues and fees. In October 2000, we entered into a three-year contract extension with United Technologies, but this agreement may be terminated at any time prior to its expiration by United Technologies on 30 days' notice and without substantial penalty. In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Although this agreement is not cancelable, it may be terminated, subject to cure periods, in the event of a breach. Any termination of our agreements with United Technologies or Visteon, whether or not permitted by the terms of those agreements, would diminish our revenues and operating results. Revenues from United Technologies were $9.0 million in 2000 and $7.0 million in 1999. Fees from Visteon were $7.9 million in 2000.

     In January 2000, General Motors Corporation ("General Motors"), which contributed $3.1 million of revenues in 1999, notified us that it was exercising its right to terminate its agreement. In the two days following our announcement of the termination of the General Motors contract, our stock price decreased by approximately 28%. The loss of any other significant customers could cause a similar decrease in our stock price.

THE ACQUISITION OF ADEXA, INC. INVOLVES A SUBSTANTIAL DEGREE OF RISK; WE CANNOT ASSURE YOU THAT FREEMARKETS WILL REALIZE ANY OF THE EXPECTED BENEFITS OF THE ACQUISITION

     On February 7, 2001, we entered into an agreement to acquire Adexa, Inc. We expect the acquisition of Adexa to be completed in the second quarter of 2001.

     The acquisition of Adexa involves a substantial degree of risk. With the acquisition of Adexa, FreeMarkets is entering into the market for supply chain management and collaboration software. We have not previously had experience in this market. We cannot assure you that any of the benefits we expect from the acquisition will be realized. Achieving the benefits of the acquisition will depend in part on the integration of the technology, operations and personnel of FreeMarkets and Adexa in a timely and efficient manner. The failure to do so could result in the loss of key personnel and have a material adverse effect on our business, financial condition and operating results.

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

     Our ability to integrate the combined businesses and to compete may be adversely affected by the slowdown in the economy. Purchasing decisions for our product offerings may be deferred or postponed as potential customers evaluate their budgets in light of current economic conditions. This would lead to longer sales cycles and result in lower revenues than we had anticipated.

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

     The net book value of goodwill on our consolidated balance sheet as of December 31, 2000 was $263.5 million. It is our policy to assess the potential impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, we may decide to reallocate resources based on potential changes in our business strategy. If such strategic decisions are made and we reduce our commitment level to iMark.com, Inc., we would need to evaluate the goodwill related to iMark.com, Inc. for impairment. The recognition of an impairment loss could have a material adverse effect on our operating results.

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

WE ANTICIPATE FUTURE LOSSES

     We experienced losses of $0.9 million, $1.4 million and $1.1 million in 1995, 1996 and 1997, respectively. We achieved a modest profit in 1998, but incurred losses of $21.8 million and $156.4 million in 1999 and 2000, respectively, as a result of our efforts to invest in the actual and anticipated growth of our business. Our accumulated losses to date are $181.4 million. Our profitability will depend on whether we can increase revenues while controlling costs. We may not achieve profitability in the future, or sustain any future profitability.

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

OUR SPENDING ON INCREASED CAPACITY PRECEDES OUR RECEIPT OF REVENUES; THIS COULD CAUSE THE PERCENTAGE OF OUR COST OF REVENUES TO REVENUES PLUS VISTEON FEES TO BE VOLATILE

     We must hire personnel, acquire equipment and expand our facilities in anticipation of receiving revenues and fees in future periods. Because many of our expenses for these activities are components of our cost of revenues, the percentage of our cost of revenues to revenues plus Visteon fees could be volatile.

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR OPERATING RESULTS WILL BE REDUCED

     We plan to increase expenditures for our sales and marketing efforts, development of new technology, capital improvements to our facilities and improvement of our operational and financial systems. The historical financial information upon which we can base our planned operating costs and capital expenditures is very limited and may not be meaningful. Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to accurately forecast revenues due to our limited operating history. The difficulty of forecasting our revenues will be increased if a slowdown in the economy causes customers to defer or postpone their purchasing decisions in response to changes in their business. If we fail to accurately predict revenues in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our operating results will be negatively affected.

WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

     If we cannot attract and retain adequate qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to customers and grow our business depends, in part, on our ability to attract and retain staff with college and graduate degrees, as well as professional experiences that are relevant for market making, technology development and other functions we perform. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow our business. Our ability to recruit and retain qualified personnel may be adversely affected by the decline in the price of our common stock. Stock options are an important component of our overall compensation package and, in current market conditions, may not provide appropriate incentives to our current and prospective employees.

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

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR OPERATING RESULTS

     Rapid expansion strains our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have recently experienced significant growth, with our revenues plus Visteon fees for 2000 increasing 337% compared to 1999. To support our growth, we have hired the majority of our employees within the last year. This rapid growth has also strained our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or operating results.

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

IF OUR SHORT-TERM SERVICE AGREEMENTS DO NOT LEAD TO LONG-TERM SERVICE AGREEMENTS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new customer by entering into a short-term service agreement that we hope will lead to a long-term service agreement. Failure to move a sufficient number of customers from short-term to long-term service agreements would hurt our operating results. Our initial agreement with a customer usually involves a period of trial and evaluation with relatively small volume online markets. This initial period, in which we learn about our customer's business and its related product categories and educate our customer about the best use of our services for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term service agreement often involves more frequent and larger volume bids. Customers may decide not to enter into a long-term service agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our cost of revenues as a percentage of revenues are typically higher at the outset of a relationship than those which we may incur later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure.

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

THE LOSS OF OUR KEY EXECUTIVES COULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of the executive officers identified in the table on page 18 of this Form 10-K and the loss of any of these executives could disrupt the Company's growth.

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

                                   MANAGEMENT

     The following table sets forth information regarding our executive officers as of March 1, 2001.

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

     DOUGLAS M. WNOROWSKI has served as Senior Vice President of Operations of FreeMarkets since June 2000. From June 1999 to June 2000, Mr. Wnorowski served as our Vice President of Supply Markets. Prior to joining FreeMarkets, from August 1992 to June 1999, Mr. Wnorowski was employed by Respironics Inc., a developer, manufacturer and marketer of medical devices for respiratory disorder patients, where he served in several key management and leadership positions in the areas of sales and marketing, operations, mergers and acquisitions, and business development. Mr. Wnorowski's most recent position with Respironics was as Vice President of Sales and Marketing with responsibility for Europe, Africa and the Middle East.

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

     Since April 27, 2001, five securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of ongoing discussions with the staff of the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999 under the symbol "FMKT". On March 1, 2001, the last sale price of the common stock was $18.25 per share. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

     As of March 1, 2001, there were approximately 413 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   -----------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues.........................  $    83,339   $    20,880   $     7,801   $     1,783   $       409
                                   -----------   -----------   -----------   -----------   -----------
Operating costs and expenses:
  Cost of revenues...............       48,896        12,166         4,258         1,149           506
  Research and development,
     excluding stock
     compensation................       19,121         4,913           842           292           394
  Sales and marketing, excluding
     stock compensation and
     warrant costs...............       41,505        11,939           656           586           321
  General and administrative,
     excluding stock
     compensation................       34,081         9,316         2,026           837           630
  Stock compensation -- research
     and development.............          443           283            --            --            --
  Stock compensation and warrant
     costs -- sales and
     marketing...................        5,965         4,669            --            --            --
  Stock compensation -- general
     and administrative..........            3           248            --            --            --
  Goodwill amortization..........       90,749            --            --            --            --
  Write-off of in-process
     research and development....        7,397            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
Total operating costs and
  expenses.......................      248,160        43,534         7,782         2,864         1,851
                                   -----------   -----------   -----------   -----------   -----------
Operating (loss) income..........     (164,821)      (22,654)           19        (1,081)       (1,442)
  Interest and other income,
     net.........................        8,409           833           215            20            11
                                   -----------   -----------   -----------   -----------   -----------
Net (loss) income................  $  (156,412)  $   (21,821)  $       234   $    (1,061)  $    (1,431)
                                   ===========   ===========   ===========   ===========   ===========
Earnings per share:
  Basic..........................  $     (4.21)  $     (1.46)  $      0.02   $     (0.10)  $     (0.14)
  Diluted........................        (4.21)        (1.46)         0.01         (0.10)        (0.14)
Weighted average shares:
  Basic..........................   37,189,440    14,914,189    11,191,670    10,618,481    10,316,599
  Diluted........................   37,189,440    14,914,189    26,776,611    10,618,481    10,316,599

                                                           AS OF DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and short-term
  investments....................  $   121,148   $   210,244   $     1,656   $     1,999   $       523
Working capital..................      108,874       208,850         3,814         2,783           505
Total assets.....................      462,546       231,654         6,870         3,336           985
Long-term debt, excluding current
  portion........................          544         3,278           413            --            21
Total stockholders' equity.......      416,798       218,654         4,592         3,052           792

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     FreeMarkets creates business-to-business online auctions and provides electronic commerce technology and services to buyers of industrial parts, raw materials, commodities and services. We have created more than 9,200 online auctions--which we call "markets"--for more than $14 billion worth of goods and services for our customers. We estimate, based upon the difference between the prices that our customers have historically paid and the lowest prices that are identified in our auctions, that our auctions have resulted in potential savings of over $2.7 billion for our customers.

     We combine our proprietary technology platform with an in-depth knowledge of the supply markets for direct materials. Because direct materials are often custom-made to buyers' specifications, there are no catalogs or price lists to enable buyers to make price comparisons. The purchasing process is further complicated by the fragmentation of many supply markets and the importance of product quality in supplier selection. Because this complexity leads to market inefficiencies, we think that buyers of direct materials often pay prices that are too high.

     Our online markets help buyers of direct materials obtain lower prices and make better purchasing decisions. In a FreeMarkets online market, suppliers from around the world can submit bids in a real-time, interactive competition that is designed to be fair to all participants. We offer customers our FullSource solution, in which we help the customer to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. We also offer our QuickSource solution, which enables customers to use our technology to run their own online markets. In addition, we operate the FreeMarkets Asset Exchange for buyers and sellers of surplus assets and inventory.

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

REVENUES

     Our selected financial data exclude from revenues the amounts that we earn under a contract with Visteon Corporation pursuant to which we provide access to our eMarketplace and perform services for Visteon. Visteon pays us fixed monthly fees plus variable fees if specified volume thresholds are exceeded. At the time we executed the service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. Because of the grant of this warrant, we are required to exclude from our revenues the fees we earn from Visteon, and to allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation and bonus decisions and other performance indicators, we treat the fees we earn from Visteon in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues plus Visteon fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees under our service contract with Visteon:

Revenues plus fees under Visteon service contract
  characterized as payment for warrant......................  $91,276,346
Less fees under Visteon service contract characterized as
  payment for warrant.......................................    7,937,500
                                                              -----------
Revenues....................................................  $83,338,846
                                                              ===========

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

     Our service contract with Visteon is a standard customer agreement (except for the warrant). The contract with Visteon has a five-year term ending in 2005, and, as of December 31, 2000, provided for a fixed monthly payment stream larger than any other customer contract. We do not expect to recognize revenues under our Visteon service contract for either the fixed or any variable fees we earn because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon. We incurred approximately $3 million in direct costs in 2000 to service the Visteon contract. We estimate that the direct costs that we will incur to service the Visteon contract from December 31, 2000 through the expiration of the contract will be approximately $19 million in excess of the revenue that we will recognize under generally accepted accounting principles from that contract. We will recognize the resulting loss over the life of the contract as costs are incurred to service the contract.

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

     The recent slowdown in the economy may cause customers to defer or postpone their purchasing decisions, increasing sales cycles for our products and services and possibly reducing our revenue and income. In addition, the amount of fixed monthly fees that we are able to negotiate for new contracts may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

CUSTOMER CONCENTRATION

     We depend on United Technologies and Visteon for a material portion of our revenues and fees. In October 2000, we entered into a three-year contract extension with United Technologies. In April 2000, we entered into a five-year agreement with Visteon that provides for a fixed monthly payment stream larger than any other current customer contract. Revenues from United Technologies were $9,014,000 in 2000 and $7,006,000 in 1999. Fees from Visteon were $7,937,500 in
2000. We anticipate that we will continue to diversify our base of customers by adding new customers and increasing sales to existing customers, and that the percentage of total revenues and fees that we derive from United Technologies and Visteon will decrease.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000      1999     1998
                                                            ------    ------    -----
Revenues plus fees under Visteon service contract
  characterized as payment for warrant....................   100.0%    100.0%   100.0%
  Less fees under Visteon service contract characterized
     as payment for warrant...............................     8.7        --       --
                                                            ------    ------    -----
Revenues..................................................    91.3     100.0    100.0
                                                            ------    ------    -----
Operating costs and expenses:
  Cost of revenues........................................    53.6      58.3     54.6
  Research and development, excluding stock
     compensation.........................................    21.0      23.5     10.8
  Sales and marketing, excluding stock compensation and
     warrant costs........................................    45.5      57.2      8.4
  General and administrative, excluding stock
     compensation.........................................    37.3      44.6     26.0
  Stock compensation--research and development............     0.5       1.3       --
  Stock compensation and warrant costs--sales and
     marketing............................................     6.5      22.4       --
  Stock compensation--general and administrative..........     0.0       1.2       --
  Goodwill amortization...................................    99.4        --       --
  Write-off of in-process research and development........     8.1        --       --
                                                            ------    ------    -----
Operating (loss) income...................................  (180.6)   (108.5)     0.2
  Interest and other income, net..........................     9.2       4.0      2.8
                                                            ------    ------    -----
Net (loss) income.........................................  (171.4%)  (104.5%)    3.0%
                                                            ======    ======    =====

YEARS ENDED DECEMBER 31, 2000 AND 1999

  REVENUES

     Revenues plus Visteon fees increased 337% from $20.9 million in 1999 to $91.3 million in 2000. The increase in revenues plus Visteon fees is primarily attributable to a larger number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 186% from 35 in 1999 to 100 in 2000. Online market volume grew 264% from $2.7 billion in 1999 to $9.9 billion in 2000. Revenues in 2000 exclude Visteon fees of $7,937,500.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $12.2 million in 1999 to $48.9 million in 2000. As a percentage of revenues plus Visteon fees, cost of revenues decreased from 58% in 1999 to 54% in 2000. The increase in absolute dollar amounts from 1999 to 2000 reflects an increase in the number of market making staff to serve our growing customer base and the increased cost of our operations due to the expansion of our office space and our services into international locations. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues plus Visteon fees from 1999 to 2000 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise. Although we will continue to invest in the growth of our business, we expect our cost of revenues as a percentage of revenues plus Visteon fees to continue to decrease in the future.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $4.9 million, or 24% of revenues in 1999, to $19.1 million, or 21% of revenues plus Visteon fees in 2000. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology, which is designed to further improve staff productivity. As a result of a change in certain information technology initiatives, we recognized additional depreciation and other charges of $1.6 million in the third quarter of 2000 related to capitalized software and other computer equipment. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings, particularly our e-Sourcing platform, and to adapt and add features to our existing technology; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION AND WARRANT COSTS. Sales and marketing costs increased from $11.9 million, or 57% of revenues in 1999, to $41.5 million, or 46% of revenues plus Visteon fees in 2000. The increase in absolute dollars reflects a significant growth in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     GENERAL AND ADMINISTRATIVE, EXCLUDING STOCK COMPENSATION. General and administrative costs increased from $9.3 million, or 45% of revenues in 1999, to $34.1 million, or 37% of revenues plus Visteon fees in 2000. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase can also be attributed to the expansion of our infrastructure from four offices at the end of 1999 to eighteen offices at the end of 2000, many of which are international offices to support our growing customer base. As a result of our transition to a globally-integrated enterprise resource planning ("ERP") system, we recognized additional depreciation and other charges of $1.2 million in the third quarter of 2000 related to software and other computer equipment. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 1999 and 2000, $451,000 and $414,000, respectively, was amortized related to these grants. In September 1999, we recorded $4.5 million of warrant costs related to a warrant granted to a customer. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In 2000, $13.5 million was amortized related to this warrant, with $7.9 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $5.6 million as stock compensation and warrant costs -- sales and marketing. In April 2000, we also recorded $196,000 of unearned stock compensation related to stock options granted to a consultant, which is being amortized over a one-year period ending March 2001. In 2000, $147,000 was amortized related to this grant. In 2000, we also recorded $314,000 of stock compensation related to a modification of stock options held by a former employee.

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

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $4.3 million in 1998 to $12.2 million in 1999. As a percentage of revenues, cost of revenues increased from 55% to 58%. The increase in absolute dollar amounts from 1998 to 1999 reflects an increase in the number of market making staff and the increased cost of our operations due to a relocation of our headquarters to a larger facility.

     The increase in cost of revenues as a percentage of revenues is primarily the result of our rapid growth in the number of customers served from 12 in 1998 to 35 in 1999, many of which enter into short-term agreements with us initially in order to try our services before committing to longer-term relationships. Generally, we do not achieve economies of scale early in a customer relationship. Therefore, our cost of revenues as a percentage of revenues are typically higher in the early stages of a customer relationship. Also, cost of revenues as a percentage of revenues in 1998 was favorably affected by a $1.6 million performance incentive from United Technologies.

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

     STOCK COMPENSATION AND WARRANT COSTS. In September 1999, we issued a warrant to a customer to purchase 304,431 shares of Series D preferred stock at an exercise price of $.01 per share, in exchange for the customer's agreement to delete from its contract with us provisions that limited our ability to render services to its competitors. As a result, we recorded an expense of $4.5 million in September 1999.

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

     Net cash used in operating activities totaled $1.2 million in 1998, $15.9 million in 1999 and $40.2 million in 2000. Our use of cash in 1998 was primarily attributable to an increase in working capital. The use of cash in 1999 and 2000 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 376 at the end of 1999 to 968 at the end of 2000. In addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $3.8 million. Our lease payments will grow as we take additional office space. Net cash used in operating activities in 2000 does not reflect $5.0 million received under our service contract with Visteon.

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

     Net cash provided by financing activities totaled $1.7 million in 1998, $235.1 million in 1999 and $7.5 million in 2000. The positive financing cash flows in 1998, 1999 and 2000 primarily reflect the net proceeds from the issuance of stock, bank borrowings and the exercise of stock options and warrants. Cash provided by financing activities in 2000 includes $5.0 million received under our service contract with Visteon. We are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. Cash provided by financing activities in 2000 was partially offset by the repayment of debt assumed in the iMark acquisition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FOREIGN CURRENCY RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers headquartered in the United States. We have several subsidiaries located in Europe, Asia and Australia, and we intend to establish additional foreign subsidiaries. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets.

     We believe that our only significant risk related to foreign currency is cash flow risk. Since the majority of our foreign currency denominated cash flows relate to funding the operations of our Belgian subsidiary and that currency relative to the United States dollar did not materially fluctuate during 2000, we do not believe this risk is material. We have and will continue to monitor our exposure to currency fluctuations and when appropriate, we will continue to use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

  INTEREST RATE RISK

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because all of our investments are in short-term instruments. Borrowings under our existing credit lines are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. At December 31, 2000, our short-term investments were $68.2 million and our average rate of return was 6.1%. Assuming a 10% hypothetical change in this average rate, our investment income would change by approximately $400,000. As it relates to our credit lines, we do not believe that our interest rate risk is material since the balance outstanding under our credit line was $3.7 million at December 31, 2000.

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

     As discussed in Note 3, the Company has restated its 2000 financial statements for the classification of certain revenues.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2001, except for Notes 3 and 14, as to which the date is May 9, 2001

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000             1999           1998
                                                    -------------    ------------    ----------
Revenues..........................................  $  83,338,846    $ 20,880,024    $7,801,250
                                                    -------------    ------------    ----------
Operating costs and expenses:
  Cost of revenues................................     48,896,061      12,166,097     4,258,403
  Research and development, excluding stock
     compensation.................................     19,120,783       4,912,672       841,874
  Sales and marketing, excluding stock
     compensation and warrant costs...............     41,505,610      11,938,960       656,183
  General and administrative, excluding stock
     compensation.................................     34,080,916       9,316,266     2,025,899
  Stock compensation -- research and
     development..................................        442,817         283,485            --
  Stock compensation and warrant costs -- sales
     and marketing................................      5,965,215       4,669,071            --
  Stock compensation -- general and
     administrative...............................          2,695         247,765            --
  Goodwill amortization...........................     90,748,939              --            --
  Write-off of in-process research and
     development..................................      7,396,853              --            --
                                                    -------------    ------------    ----------
  Total operating costs and expenses..............    248,159,889      43,534,316     7,782,359
                                                    -------------    ------------    ----------
     Operating (loss) income......................   (164,821,043)    (22,654,292)       18,891
  Interest and other income, net..................      8,409,500         832,883       214,856
                                                    -------------    ------------    ----------
     Net (loss) income............................  $(156,411,543)   $(21,821,409)   $  233,747
                                                    =============    ============    ==========
Earnings per share:
     Basic........................................  $       (4.21)   $      (1.46)   $      .02
                                                    =============    ============    ==========
     Diluted......................................  $       (4.21)   $      (1.46)   $      .01
                                                    =============    ============    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                 CONVERTIBLE                               UNEARNED        STOCK          OTHER
                                  PREFERRED     COMMON     ADDITIONAL    STOCK-BASED     PURCHASE     COMPREHENSIVE    ACCUMULATED
                                    STOCK       STOCK       CAPITAL      COMPENSATION    WARRANTS         LOSS           DEFICIT
                                 -----------   --------   ------------   ------------   -----------   -------------   -------------
Balance at December 31, 1997...   $  37,946    $ 36,586   $  5,992,982   $        --    $   398,000     $      --     $  (3,413,689)
  Employee common stock
    purchases, net of offering
    costs of $14,173...........          --       2,600      1,283,227            --             --            --                --
  Options exercised............          --         182         20,584            --             --            --                --
  Net income...................          --          --             --            --             --            --           233,747
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 1998...      37,946      39,368      7,296,793            --        398,000            --        (3,179,942)
  Stock purchase warrants
    exercised..................          --       8,030      1,664,845            --       (368,000)           --                --
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044...................       7,685          --     10,252,191            --             --            --                --
  Options exercised............          --         100         16,150            --             --            --                --
  3-for-1 stock split..........      91,261      94,996       (186,257)           --             --            --                --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840...................      20,578          --     30,236,622            --             --            --                --
  Issuance of Series D stock
    purchase warrants..........          --          --             --            --      4,502,534            --                --
  Stock purchase warrants
    exercised..................       3,044          --      4,502,534            --     (4,502,534)           --                --
  Options exercised............          --       6,983      6,717,608            --             --            --                --
  Unearned stock-based
    compensation...............          --          --      2,222,981    (1,525,194)            --            --                --
  Other comprehensive loss.....          --          --             --            --             --      (110,409)               --
  Initial public offering, net
    of offering costs of
    $16,492,768................    (160,514)    201,914    182,185,832            --             --            --                --
  Net loss.....................          --          --             --            --             --            --       (21,821,409)
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 1999...          --     351,391    244,909,299    (1,525,194)        30,000      (110,409)      (25,001,351)
  Stock purchase warrants
    exercised..................          --       1,956        133,994            --        (30,000)           --                --
  Options exercised............          --      18,121      3,999,453            --             --            --                --
  Unearned stock-based
    compensation...............          --          --        (95,177)      969,498             --            --                --
  Issuance of stock purchase
    warrants...................          --          --    (95,484,375)           --     95,484,375            --                --
  Amortization of stock
    purchase warrants,
    including $7,937,500 of
    customer fees..............          --          --     13,473,906            --             --            --                --
  Common stock issuance under
    Employee Stock Purchase
    Plan.......................          --         675      2,550,062            --             --            --                --
  Other comprehensive loss.....          --          --             --            --             --       (60,439)               --
  Common stock issued for
    purchase of iMark..........          --      15,737    333,577,766            --             --            --                --
  Net loss.....................          --          --             --            --             --            --      (156,411,543)
                                  ---------    --------   ------------   -----------    -----------     ---------     -------------
Balance at December 31, 2000...   $      --    $387,880   $503,064,928   $  (555,696)   $95,484,375     $(170,848)    $(181,412,894)
                                  =========    ========   ============   ===========    ===========     =========     =============


                                     TOTAL
                                 -------------
Balance at December 31, 1997...  $   3,051,825
  Employee common stock
    purchases, net of offering
    costs of $14,173...........      1,285,827
  Options exercised............         20,766
  Net income...................        233,747
                                 -------------
Balance at December 31, 1998...      4,592,165
  Stock purchase warrants
    exercised..................      1,304,875
  Issuance of Series C
    preferred stock, net of
    offering costs of
    $737,044...................     10,259,876
  Options exercised............         16,250
  3-for-1 stock split..........             --
  Issuance of Series D
    preferred stock, net of
    offering costs of
    $197,840...................     30,257,200
  Issuance of Series D stock
    purchase warrants..........      4,502,534
  Stock purchase warrants
    exercised..................          3,044
  Options exercised............      6,724,591
  Unearned stock-based
    compensation...............        697,787
  Other comprehensive loss.....       (110,409)
  Initial public offering, net
    of offering costs of
    $16,492,768................    182,227,232
  Net loss.....................    (21,821,409)
                                 -------------
Balance at December 31, 1999...    218,653,736
  Stock purchase warrants
    exercised..................        105,950
  Options exercised............      4,017,574
  Unearned stock-based
    compensation...............        874,321
  Issuance of stock purchase
    warrants...................             --
  Amortization of stock
    purchase warrants,
    including $7,937,500 of
    customer fees..............     13,473,906
  Common stock issuance under
    Employee Stock Purchase
    Plan.......................      2,550,737
  Other comprehensive loss.....        (60,439)
  Common stock issued for
    purchase of iMark..........    333,593,503
  Net loss.....................   (156,411,543)
                                 -------------
Balance at December 31, 2000...  $ 416,797,745
                                 =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000            1999          1998
                                                     -------------   ------------   -----------
Cash flows from operating activities:
  Net (loss) income................................  $(156,411,543)  $(21,821,409)  $   233,747
  Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Write-off of in-process research and
       development.................................      7,396,853             --            --
     Depreciation and amortization.................      9,629,793      1,185,690       191,052
     Provision for bad debts.......................      1,367,044        172,666         5,000
     Stock compensation and warrant costs..........      6,410,727      5,200,321            --
     Goodwill amortization.........................     90,748,939             --            --
     Loss (gain) on disposal of property and
       equipment...................................      2,501,245        118,797        (3,443)
  Cash (used in) provided by changes in:
     Accounts receivable...........................    (18,914,760)    (3,120,631)   (2,883,651)
     Other assets..................................     (3,878,120)    (1,508,222)      (78,516)
     Accounts payable..............................        255,652      1,877,079       320,437
     Other liabilities.............................     20,737,493      2,010,128     1,057,983
                                                     -------------   ------------   -----------
       Net cash used in operating activities.......    (40,156,677)   (15,885,581)   (1,157,391)
                                                     -------------   ------------   -----------
  Cash flows from investing activities:
     Acquisitions, net of cash acquired............    (16,660,333)            --            --
     Purchases of short-term investments...........   (167,701,544)   (33,030,851)           --
     Maturities of short-term investments..........    132,590,112             --            --
     Capital expenditures, net.....................    (39,580,953)   (10,383,125)     (775,598)
     Patent and trademark costs....................       (179,657)      (297,593)      (83,610)
                                                     -------------   ------------   -----------
       Net cash used in investing activities.......    (91,532,375)   (43,711,569)     (859,208)
                                                     -------------   ------------   -----------
  Cash flows from financing activities:
     Proceeds from debt............................      3,703,071      6,527,910       444,000
     Repayment of debt.............................     (7,919,738)    (2,175,618)      (76,946)
     Proceeds from issuance of preferred stock,
       net.........................................             --     40,517,076            --
     Proceeds from issuance of common stock, net...      2,550,737    182,227,232     1,285,827
     Proceeds from fees applied to customer
       warrant.....................................      5,018,500             --            --
     Options and warrants exercised................      4,123,524      8,048,761        20,766
                                                     -------------   ------------   -----------
       Net cash provided by financing activities...      7,476,094    235,145,361     1,673,647
                                                     -------------   ------------   -----------
  Net change in cash and cash equivalents..........   (124,212,958)   175,548,211      (342,952)
  Cash and cash equivalents at beginning of
     period........................................    177,204,143      1,655,932     1,998,884
                                                     -------------   ------------   -----------
  Cash and cash equivalents at end of period.......  $  52,991,185   $177,204,143   $ 1,655,932
                                                     =============   ============   ===========
  Supplemental disclosure:
     Cash paid for interest........................  $     421,089   $    175,988   $    27,783
                                                     =============   ============   ===========
  Supplemental non-cash disclosure:
     Fixed asset additions included in current
       liabilities.................................  $   4,292,884   $  2,363,700   $   247,731
                                                     =============   ============   ===========
     Amounts due from customer characterized as
       payment for warrant.........................  $   2,919,000             --            --
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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying values of long-lived assets, which include property and equipment and goodwill and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

  LONG-TERM CONTRACTS

     Long-term non-cancellable executory contracts are evaluated to determine if service costs over the life of the contract exceed revenues. If losses are expected under such contracts, these are recorded as the service costs are incurred.

  REVENUE RECOGNITION

     The Company recognizes revenue from fixed monthly fees for providing services to customers ratably as those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on auction volume and/or savings generated, as defined in the respective contracts,

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

revenue is recognized as those thresholds are achieved. As discussed in Note 3, revenue excludes fees earned under a service contract with Visteon.

     In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". There was no impact to our consolidated financial statements.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees under the service contract with Visteon:

Revenues plus fees under Visteon service contract
  characterized as payment for warrant......................  $91,276,346
Less fees under Visteon service contract characterized as
  payment for warrant.......................................    7,937,500
                                                              -----------
Revenues....................................................  $83,338,846
                                                              ===========

  REVENUE AND FEE CONCENTRATION AND RELATED PARTIES

     Revenues from United Technologies were $9,014,000 in 2000 and $7,006,000 in 1999. In October 2000, the Company entered into a three-year contract extension with United Technologies that extends through December 2003. As further discussed in Note 10, United Technologies invested $20,938,000 in the Company in September 1999. Amounts due from United Technologies were $2,388,000 at December 31, 2000.

     Fees from Visteon were $7,937,500 in 2000 (see Note 3). Amounts due from Visteon were $2,919,000 at December 31, 2000.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  STOCK COMPENSATION

     The Company accounts for the grant of stock options to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 11. The Company records unearned stock compensation for stock options granted at exercise prices less than fair value. Such unearned stock compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. The Company records stock compensation in the respective line items of the Consolidated Statements of Operations. Total stock compensation was $874,000 and $698,000 for the year ended December 31, 2000 and 1999, respectively.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current presentation.

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

NOTE 3.  REISSUANCE OF 2000 FINANCIAL STATEMENTS

     A recent review of the Company's 2000 Form 10-K by the Securities and Exchange Commission staff included the accounting related to the issuance of a warrant in 2000 to Visteon and a related service contract. As a result of this review, the Company has determined that it must first allocate the fees it earns from Visteon under the service contract as payment for the warrant as follows:

Fees under Visteon service contract.........................  $ 7,937,500
Less required characterization as payment for warrant.......   (7,937,500)
                                                              -----------
Revenues from Visteon service contract......................  $        --
                                                              ===========

     Accordingly, the reissued 2000 financial statements reclassify $7,937,500 from stock compensation and warrant costs -- sales and marketing to a reduction of revenues. The remaining warrant amortization of $5,536,000 in excess of the fees earned from Visteon in 2000 remains in stock compensation and warrant costs -- sales and marketing. The $82,010,000 unamortized value of the warrant will be amortized over the remainder of the five-year term of the service contract. This amortization will first be allocated to a reduction of the revenues that the Company would otherwise have earned under the service contract had it not granted the warrant, and any remaining portion will be allocated to stock compensation and warrant costs -- sales and marketing. This reclassification has no effect on net income. In addition, due to this reclassification, cash flows from operating activities and financing activities have changed accordingly.

     As a result of the above, the Company has restated the following line items in the consolidated financial statements:

                                                         AS PREVIOUSLY
                                                            REPORTED      AS RESTATED
                                                         --------------   -----------
Revenues...............................................   $91,276,346     $83,338,846
Stock compensation and warrant costs -- sales and
  marketing............................................    13,902,715       5,965,215
Cash flows used in operating activities................    35,138,177      40,156,677
Cash flows provided by financing activities............     2,457,594       7,476,094

NOTE 4.  ACQUISITIONS

     In March 2000, the Company acquired iMark, a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333,594,000, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the purchase price was $339,684,000, including estimated transaction costs of $6,000,000. The accrued acquisition costs at

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 4.  ACQUISITIONS, CONTINUED:

December 31, 2000 consist primarily of $4,000,000 in fees that are under negotiation and are expected to be settled in 2001. The purchase price was allocated as follows:

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

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------
                                                                 (UNAUDITED)
Revenues..............................................  $  84,160,459    $  24,090,397
Goodwill amortization.................................    118,091,841      118,091,841
Net loss..............................................   (182,997,853)    (145,534,440)
Basic and diluted earnings per share..................          (4.72)           (8.83)

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 5.  PROPERTY AND EQUIPMENT

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

NOTE 6.  GOODWILL AND OTHER ASSETS

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

NOTE 7.  DEBT

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 7.  DEBT, CONTINUED:

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

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

     Under the Visteon service contract, the Company expects to incur approximately $19 million in direct costs over the remaining life of the contract.

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty,

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 8.  COMMITMENTS AND CONTINGENCIES, CONTINUED:
management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

NOTE 9.  INCOME TAXES

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

NOTE 10.  STOCKHOLDERS' EQUITY

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

     In September 1999, the Company completed an offering of 2,057,773 shares of Series D convertible preferred stock at $14.80 per share, of which 1,414,552 shares were purchased by United Technologies. Proceeds from the offering were $30,257,000, net of offering costs of $198,000. In addition, the Company granted 304,431 stock purchases warrants ("Series D warrants") at an exercise price of $.01 per share to United Technologies in exchange for release of restrictions that limited the Company from serving certain competitors of United Technologies. In connection with this grant, the Company recognized warrant costs of $4,503,000 in September 1999, as determined using the Black-Scholes pricing model. United Technologies exercised the Series D warrants in September 1999, resulting in total proceeds of $3,000 and a $4,503,000 transfer from stock purchase warrants to additional capital.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 10.  STOCKHOLDERS' EQUITY, CONTINUED:

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

  STOCK PURCHASE WARRANTS

     In April 2000, the Company entered into a five-year service contract with Visteon. Under the terms of the contract, Visteon pays the Company a fixed monthly fee for services and access to the Company's business-to-business eMarketplace and may pay the Company variable fees if specified volume thresholds are exceeded. At the time the Company entered into the service contract, the Company granted a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock. The Company receives marketing and public relations benefits as a result of its relationship with Visteon. The warrant was valued at $95,484,000 using the Black-Scholes pricing model. This value is being amortized on a straight-line basis over the five-year term of the contract, of which $13,474,000 was amortized in 2000. This amortization has been reclassified as a reduction to revenues to the extent of the $7,937,500 in fees earned from Visteon, and the remaining $5,536,000 as stock compensation and warrant costs -- sales and marketing.

NOTE 11.  EMPLOYEE BENEFIT PLANS

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 11.  EMPLOYEE BENEFIT PLANS, CONTINUED:

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 11.  EMPLOYEE BENEFIT PLANS, CONTINUED:

     The following is a summary of the options outstanding as of December 31, 2000:

                            RANGE 1      RANGE 2      RANGE 3       RANGE 4        RANGE 5         RANGE 6           TOTAL
                          -----------   ---------   -----------   -----------   -------------   --------------   -------------
Range of exercise
  prices................  $0.07-$0.80   $    1.08   $1.59-$1.67   $2.50-$4.77   $12.50-$40.69   $41.00-$341.88   $0. 07-$341.88
Weighted average
  exercise price........         0.53        1.08          1.67          4.72           18.26            70.68           17.36
Weighted average
  contractual life (in
  years)................          6.8         7.4           7.8           8.3             8.8              9.3             8.2
Exercisable.............      697,324     452,600       153,225       150,165         482,661           12,500       1,948,475
Outstanding.............    1,392,547   2,477,000       812,022     1,408,365       2,794,360        1,720,919      10,605,213

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $1,976,000 of unearned stock compensation related to employee stock option grants with exercise prices lower than the deemed fair value of the underlying shares at the time of grant, of which $414,000 and $451,000 was amortized in 2000 and 1999, respectively.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 11.  EMPLOYEE BENEFIT PLANS, CONTINUED:

     In April 2000, 3,000 options were granted to a consultant. In accordance with SFAS No. 123, the Company recorded unearned stock compensation of $196,000, of which $147,000 was amortized in 2000, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.2%, expected life of one year and volatility of 125%.

NOTE 12.  SECURITIES CLASS ACTION COMPLAINT

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

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results for 2000 and 1999 are as follows:

                               FIRST          SECOND         THIRD          FOURTH
2000:                         QUARTER        QUARTER        QUARTER        QUARTER          TOTAL
-----                       ------------   ------------   ------------   ------------   -------------
Revenues(1)...............  $ 10,808,039   $ 17,061,764   $ 23,771,798   $ 31,697,245   $  83,338,846
Net loss..................   (18,137,239)   (46,522,141)   (47,132,150)   (44,620,013)   (156,411,543)
Earnings per share:
  Basic and diluted.......          (.51)         (1.25)         (1.25)         (1.17)          (4.21)

------------------------

(1) Excludes service fees from Visteon of $2,312,500 for the second quarter and $2,812,500 for the third and fourth quarters, respectively.

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

NOTE 14.  SUBSEQUENT EVENTS

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

     Also in February 2001, the court dismissed the securities class action complaint discussed in Note 12 with prejudice pursuant to a stipulation of voluntary dismissal executed by all parties. The case is now closed.

     Since April 27, 2001, five securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 14.  SUBSEQUENT EVENTS, CONTINUED:

same claims, stem from the Company's announcement on April 23, 2001 that, as a result of ongoing discussions with the staff of the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Previously filed in Form 10-K/A (Amendment No. 1), as filed with the SEC on April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Previously filed in Form 10-K/A (Amendment No. 1), as filed with the SEC on April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Previously filed in Form 10-K/A (Amendment No. 1), as filed with the SEC on April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Previously filed in Form 10-K/A (Amendment No. 1), as filed with the SEC on April 30, 2001.

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

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
3.1       Registrant's Amended and Restated Certificate of
          Incorporation, as amended by Certificate of Amendment dated
          May 12, 2000. (1)
3.2       Registrant's Amended and Restated Bylaws. (2)
4.1(b)    Second Amended and Restated Registration Rights Agreement
          dated as of March 23, 2000. (3)
10.1++    Service and Market Access Agreement made as of October 19,
          2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation. *
10.2(a)   Lease Agreement between the registrant and One Oliver
          Associates Limited Partnership dated October 21, 1998. (4)
10.2(b)   First Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated March 30, 1999.
          (4)
10.2(c)   Second Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated June, 1999. (5)
10.3(a)   Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank,
          National Association, as administrative agent, and Silicon
          Valley Bank, as syndication agent. *
10.3(b)   First Amendment to Credit Agreement dated as of December 8,
          2000 by and among the registrant, the banks party thereto,
          Silicon Valley Bank, as syndication agent, and PNC Bank,
          National Association, as administrative agent. *
10.4      Registrant's 1996 Stock Incentive Plan. (4)
10.5      Registrant's Amended and Restated Stock Incentive Plan. (6)
10.6      Registrant's Amended and Restated Employee Stock Purchase
          Plan. (7)

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

---------------
* Previously filed.

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

                                          FREEMARKETS, INC.

Dated: May 9, 2001                        By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            Joan S. Hooper
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

  23.1       Consent of PricewaterhouseCoopers LLP.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of FreeMarkets, Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2001, except for Notes 3 and 14 as to which the date is May 9, 2001, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2001, except for Notes 3 and 14, as to which the date is May 9, 2001

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