Form 10-Q
period 2001-03-31
FREEMARKETS INC
filed 2001-05-15
CIK 949968

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                TO
                                   --------------    ---------------

                        COMMISSION FILE NUMBER 000-27913

                               FREEMARKETS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                          DELAWARE                                          04-3265483
      (State or Other Jurisdiction of Incorporation or         (I.R.S. Employer Identification No.)
                        Organization)

                     FREEMARKETS CENTER
                      210 SIXTH AVENUE
                       PITTSBURGH, PA                                         15222
          (Address of Principal Executive Offices)                          (Zip Code)

                                 (412) 434-0500
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on April 30, 2001 was 39,191,272.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of           3
            March 31, 2001 (unaudited) and December 31,
            2000............................................
            Condensed Consolidated Statements of Operations       4
            for the three months ended March 31, 2001 and
            2000 (unaudited)................................
            Condensed Consolidated Statements of Cash Flows       5
            for the three months ended March 31, 2001 and
            2000 (unaudited)................................
            Notes to Condensed Consolidated Financial             6
            Statements......................................

Item 2. Management's Discussion and Analysis of Financial         9
  Condition and Results of Operations.......................

Item 3. Quantitative and Qualitative Disclosures About           16
  Market Risk...............................................

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     17

Item 6. Exhibits and Reports on Form 8-K....................     17

Signature...................................................     18

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 38,639       $ 52,991
  Short-term investments....................................      58,985         68,157
  Accounts receivable, net..................................      26,326         27,861
  Other current assets......................................       6,790          5,069
                                                                --------       --------
     Total current assets...................................     130,740        154,078
Property and equipment, net.................................      48,248         43,714
Goodwill and other assets, net..............................     231,804        264,754
                                                                --------       --------
     Total assets...........................................    $410,792       $462,546
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  9,832       $  9,517
  Accrued incentive compensation............................       2,419         10,235
  Accrued acquisition costs.................................       1,173          4,676
  Other current liabilities.................................      14,263         16,890
  Short-term borrowings.....................................       3,703          3,703
  Current portion of long-term debt.........................         188            184
                                                                --------       --------

     Total current liabilities..............................      31,578         45,205

Long-term debt..............................................         495            544
                                                                --------       --------

     Total liabilities......................................      32,073         45,749
                                                                --------       --------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         391            388
  Additional capital........................................     508,215        503,065
  Unearned stock-based compensation.........................        (428)          (556)
  Stock purchase warrants...................................      95,484         95,484
  Accumulated other comprehensive income (loss).............         204           (171)
  Accumulated deficit.......................................    (225,147)      (181,413)
                                                                --------       --------

     Total stockholders' equity.............................     378,719        416,797
                                                                --------       --------

     Total liabilities and stockholders' equity.............    $410,792       $462,546
                                                                ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Revenues....................................................  $    30,197    $    10,808
                                                              -----------    -----------
Operating costs and expenses:
  Cost of revenues..........................................       16,230          6,334
  Research and development, excluding stock compensation....        5,625          2,884
  Sales and marketing, excluding stock compensation.........       12,203          7,420
  General and administrative................................        9,641          5,091
  Stock compensation - research and development.............           49            142
  Stock compensation and warrant costs - sales and
     marketing..............................................        2,040             84
  Goodwill amortization.....................................       29,523          2,145
  Write-off of in-process research and development..........           --          7,397
                                                              -----------    -----------
Total operating costs and expenses..........................       75,311         31,497
                                                              -----------    -----------
     Operating loss.........................................      (45,114)       (20,689)
Interest and other income, net..............................        1,529          2,627
                                                              -----------    -----------
     Net loss before income taxes...........................      (43,585)       (18,062)
Provision for income taxes..................................          149             75
                                                              -----------    -----------
     Net loss...............................................  $   (43,734)   $   (18,137)
                                                              ===========    ===========

Basic and diluted earnings per share........................  $     (1.13)   $      (.51)
                                                              ===========    ===========
Shares used in computing basic and diluted earnings per
  share.....................................................   38,871,938     35,498,829
                                                              ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(43,734)   $ (18,137)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     4,500          931
     Provision for bad debts................................       626          191
     Loss on disposal of property and equipment.............        --          393
     Stock compensation and warrant costs...................     2,089          226
     Goodwill amortization..................................    29,523        2,145
     Write-off of in-process research and development.......        --        7,397
  Cash (used in) provided by changes in:
     Accounts receivable....................................       (52)      (3,426)
     Other assets...........................................    (1,791)      (2,561)
     Accounts payable.......................................       315       (1,975)
     Other liabilities......................................   (10,189)       3,009
                                                              --------    ---------
          Net cash used in operating activities.............   (18,713)     (11,807)
                                                              --------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................        --      (16,660)
  Purchases of short-term investments.......................   (29,192)     (39,199)
  Maturities of short-term investments......................    38,482           --
  Capital expenditures, net.................................    (9,026)      (4,188)
  Patent and trademark costs, net...........................       (11)         (65)
                                                              --------    ---------
          Net cash provided by (used in) investing
            activities......................................       253      (60,112)
                                                              --------    ---------
Cash flows from financing activities:
  Repayment of debt.........................................       (45)      (3,198)
  Proceeds from fees applied to customer warrant............     3,774           --
  Options and warrants exercised............................       379           83
                                                              --------    ---------
          Net cash provided by (used in) financing
            activities......................................     4,108       (3,115)
                                                              --------    ---------
Net change in cash and cash equivalents.....................   (14,352)     (75,034)
Cash and cash equivalents at beginning of period............    52,991      177,204
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $ 38,639    $ 102,170
                                                              ========    =========

Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $     --    $ 333,594
                                                              ========    =========
  Reduction in goodwill as a result of settlement of fees...  $  3,500    $      --
                                                              ========    =========
  Amounts due from customer characterized as payment for
     warrant................................................  $  1,958    $      --
                                                              ========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K/A filed with the SEC on May 10, 2001. Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 2.  REVENUES AND FEES

     Revenues exclude fees earned under a service contract with Visteon Corporation ("Visteon"). Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees under our service contract with Visteon:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
Revenues plus fees under Visteon service contract
  characterized as payment for warrant..................  $ 33,010    $10,808
Less fees under Visteon service contract characterized
  as payment for warrant................................    (2,813)        --
                                                          --------    -------
Revenues................................................  $ 30,197    $10,808
                                                          ========    =======

NOTE 3.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------
Net loss..........................................  $   (43,734)   $   (18,137)
Weighted average common shares used in computing
  basic and diluted earnings per share............   38,871,938     35,498,829
Basic and diluted earnings per share..............  $     (1.13)   $      (.51)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       2001           2000
                                                    -----------    -----------
Stock options and warrants........................    6,044,404     11,294,893

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333.6 million, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the goodwill and other intangible assets of $336.3 million are being amortized on a straight-line basis over 36 months. In-process research and development of $7.4 million was written off as a non-recurring charge upon consummation of the acquisition. The accrued acquisition costs were reduced by $3.5 million during the quarter ended March 31, 2001 to reflect a settlement of disputed fees.

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

     The following unaudited pro forma financial information presents the Company's results of operations as if the acquisitions of iMark and Surplus Record occurred at the beginning of the period presented. The write-off of in-process research and development has been excluded because it is non-recurring. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, iMark and Surplus Record constituted a single entity during such period.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2000
                                                             ------------------
Revenues.................................................         $11,630
Goodwill amortization....................................         (29,461)
Net loss.................................................         (44,696)
Basic and diluted earnings per share.....................           (1.21)

NOTE 5.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $43.4 million and $18.3 million for the three months ended March 31, 2001 and 2000, respectively.

NOTE 6.  SEGMENT REPORTING

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

     The Company serves its customers from offices in the United States and 13 foreign countries. Many of the Company's customers are multi-national customers. Over 90% of the Company's revenues and assets were derived from customers whose headquarters are located in the United States.

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7.  NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which is effective for all quarters beginning January 1, 2001, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In February 2001, the FASB issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. Management believes the adoption of this standard, as it is proposed, will have a material non-cash impact on the Company's financial statements if the final statement is issued prior to the full amortization of its remaining goodwill.

NOTE 8.  SUBSEQUENT EVENT

     Since April 27, 2001, five securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the staff of the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. The Company and the individuals defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 15 of this Form 10-Q, as well as to our other filings with the SEC and to the factors discussed elsewhere in this Form 10-Q for a description of some of the risk factors that could cause our results to differ materially from our forward-looking statements.

OVERVIEW

     FreeMarkets creates business-to-business online auctions and provides electronic commerce technology and services to buyers of industrial parts, raw materials, commodities and services. We have created more than 11,500 online auctions -- which we call "markets"-- for more than $16.6 billion worth of goods and services for our customers. We estimate, based upon the difference between the prices that our customers have historically paid and the lowest prices that are identified in our auctions, that our markets have resulted in potential estimated savings of over $3.2 billion for our customers.

     We combine our proprietary technology platform with an in-depth knowledge of the supply markets for direct materials, which are the industrial parts and raw materials that are incorporated into finished products by manufacturing companies. Because direct materials are often custom-made to buyers' specifications, there are no catalogs or price lists to enable buyers to make price comparisons. The fragmentation of many supply markets and the importance of product quality in supplier selection further complicate the purchasing process. Because this complexity leads to market inefficiencies, we think that buyers of direct materials often pay prices that are too high.

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

RECENT EVENTS

     In February 2001, we entered into a definitive merger agreement to acquire Adexa, Inc. ("Adexa"), a leading provider of software products that enable collaborative commerce. Under the merger agreement, we will issue up to 17,250,000 shares of our common stock and options in exchange for all outstanding equity interests of Adexa. We expect the merger to close in the second quarter of 2001. We have filed with the SEC a Registration Statement on Form S-4 relating to the issuance of FreeMarkets common stock in connection with the proposed merger. Please refer to the risk factors set forth in our Form 10-K, as amended, and in the Form S-4 for risks that could cause the merger not to occur or that could cause the benefits that we expect to gain from the merger not to be realized. As part of its review of our Form S-4, the staff of the SEC raised questions with respect to the classification of certain revenues in our financial statements included in our Form 10-K filed February 23, 2001. Following discussions with the staff of the SEC, we reissued our consolidated financial statements as of December 31, 2000 and for the year then ended in our Form 10-K/A filed May 10, 2001.

     In April 2001, we closed our Austin, Texas office, formerly the headquarters of our iMark subsidiary which we acquired in March 2000, and relocated our asset recovery division to our corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, we will record a restructuring charge of approximately $3.0 million to $4.0 million in the second quarter of 2001 relating to lease termination costs, employee severance costs and the non-cash write-off of assets.

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

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                          2001          2000
                                                         ------        ------
Online market volume (in millions).....................  $2,602        $1,355

     We believe that the savings achievable by customers through our online markets is an indicator of the effectiveness of our online market services. To estimate these savings, we compare the last price paid by our customer against the lowest bid price for those items in our online market. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our online market or our customer may not actually buy all or any of the auctioned items.

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

     Many of our agreements include performance incentive payments that are contingent upon our customer achieving specific online market volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that as our online market volume grows, the revenues attributable to these incentive payments will also grow over time in terms of absolute dollars, but not necessarily as a percentage of revenues.

     However, we exclude from revenues the amounts that we earn under a contract with Visteon pursuant to which we provide access to our eMarketplace and perform services for Visteon. Visteon pays us fixed monthly fees plus variable fees if specified volume thresholds are exceeded. At the time we executed the service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the time of the grant in April 2000. Because of the grant of this warrant, we are required to exclude from our revenues the fees we earn from Visteon, and to allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation and bonus decisions and other performance indicators, we treat the fees we earn from Visteon in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues plus Visteon fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees under our service contract with Visteon:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------    -------
Revenues plus fees under Visteon service contract
  characterized as payment for warrant..................  $ 33,010    $10,808
Less fees under Visteon service contract characterized
  as payment for warrant................................    (2,813)        --
                                                          --------    -------
Revenues................................................  $ 30,197    $10,808
                                                          ========    =======

     Our service contract with Visteon is a standard customer agreement (except for the warrant). The contract with Visteon has a five-year term ending in 2005, and, as of March 31, 2001, provided for a fixed monthly payment stream larger than any other customer contract. We do not expect to recognize revenues under our Visteon service contract for either the fixed or any variable fees we earn because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon. We estimate that the direct costs that we will incur to service the Visteon contract over its remaining life will be approximately $18.3 million in excess of the revenue that we will recognize under generally accepted accounting principles from that contract. We will recognize the resulting loss over the life of the contract as costs are incurred to service the contract.

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

     The recent slowdown in the economy may cause customers to defer or postpone their purchasing decisions, increasing sales cycles for our products and services and possibly reducing our revenue and income. In addition, the amount of fixed monthly fees that we are able to negotiate for new customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

RESULTS OF OPERATIONS

     Net loss for the quarter ended March 31, 2001 was $43.7 million, or $1.13 per diluted share. Excluding stock compensation, warrant costs and non-cash acquisition-related charges for goodwill amortization, net loss was $9.3 million, or $.24 per diluted share. Net loss for the quarter ended March 31, 2000 was $18.1 million, or $.51 per diluted share. Excluding stock compensation, warrant costs and non-cash acquisition-related charges for goodwill amortization and the write-off of in-process research and development, net loss was $8.4 million, or $.24 per diluted share. The following table sets forth condensed consolidated statement of operations data as a percentage of revenues plus Visteon fees for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001        2000
                                                              ---------    ------
Revenues plus fees under Visteon service contract
  characterized as payment for warrant......................    100.0%      100.0%
     Less fees under Visteon service contract characterized
      as payment for warrant................................      8.5          --
                                                               ------      ------
Revenues....................................................     91.5          --
Operating costs and expenses:
  Cost of revenues..........................................     49.2        58.6
  Research and development, excluding stock compensation....     17.0        26.7
  Sales and marketing, excluding stock compensation.........     37.0        68.7
  General and administrative................................     29.2        47.1
  Stock compensation - research and development.............      0.1         1.3
  Stock compensation and warrant costs - sales and
     marketing..............................................      6.2         0.8
  Goodwill amortization.....................................     89.4        19.8
  Write-off of in-process research and development..........       --        68.4
                                                               ------      ------
     Operating loss.........................................   (136.6)     (191.4)
Interest and other income, net..............................      4.6        24.3
                                                               ------      ------
     Net loss before provision for income taxes.............   (132.0%)    (167.1%)
Provision for income taxes..................................      0.5         0.7
                                                               ------      ------
     Net loss...............................................   (132.5%)    (167.8%)
                                                               ======      ======

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     All references to "Q1 2001" and "Q1 2000" are for the three months ended March 31, 2001 and 2000, respectively.

  REVENUES

     Revenues plus Visteon fees increased 205% from $10.8 million in Q1 2000 to $33.0 million in Q1 2001. The increase in revenues plus Visteon fees is primarily attributable to an increased number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 136% from 47 in Q1 2000 to 111 in Q1 2001. One additional indicator of our market acceptance is the dollar volume of materials, commodities and services that we auction for our customers. Online market volume increased 86% from $1.4 billion in Q1 2000 to $2.6 billion in Q1 2001. Revenues in Q1 2001 exclude Visteon fees of $2.8 million.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $6.3 million in Q1 2000 to $16.2 million in Q1 2001. As a percentage of revenues plus Visteon fees, cost of revenues decreased from 59% to 49%. The increase in absolute dollar amounts from Q1 2000 to Q1 2001 reflects an increase in the number of market making staff and the increased cost of our operations due to the expansion of our office space and our services into international locations. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues plus Visteon fees from Q1 2000 to Q1 2001 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise. Although we will continue to invest in the growth of our business, we expect cost of revenues as a percentage of revenues plus Visteon fees to continue to decrease in the future.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $2.9 million, or 27% of revenues in Q1 2000 to $5.6 million, or 17% of revenues plus Visteon fees in Q1 2001. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software, other market making technology that is designed to further improve staff productivity, and our QuickSource solution. We expect to increase our research and development costs in absolute dollars in future periods to invest in new technology for future product and service offerings, particularly our e-Sourcing platform, and to adapt and add features to our existing technology; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION. Sales and marketing costs increased from $7.4 million, or 69% of revenues in Q1 2000 to $12.2 million or 37% of revenues plus Visteon fees in Q1 2001. The increase in absolute dollars reflects a significant growth in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect to continue to increase our sales and marketing costs in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $5.1 million, or 47% of revenues in Q1 2000 to $9.6 million or 29% of revenues plus Visteon fees in Q1 2001. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase can also be attributed to the expansion of our infrastructure from four offices at the end of 1999 to eighteen offices at the end of Q1 2001, many of which are international offices to support our growing customer base. We expect that general and administrative costs will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our domestic and international business growth and bear the increased costs associated with being a public company; however, we anticipate these costs will continue to decrease as a percentage of revenues plus Visteon fees in future periods.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In Q1 2001 and Q1 2000, $78,000 and $226,000, respectively, was amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In Q1 2001, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs-sales and marketing. In April 2000, we also recorded $196,000 of unearned stock compensation related to stock options granted to a consultant, which was amortized over a one-year period ending March 2001.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record, in March 2000, we recorded goodwill of $354.3 million, of which $29.5 million and $2.1 million were amortized in Q1 2001 and Q1 2000, respectively.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased from $2.6 million in Q1 2000 to $1.5 million in Q1 2001. The decrease was primarily attributable to reduced interest income in Q1 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our initial public offering, which resulted in net proceeds of $182.2 million. As of March 31, 2001, we had cash and cash equivalents of $38.6 million, short-term investments of $59.0 million and working capital of $99.2 million.

     Net cash used in operating activities totaled $11.8 million in Q1 2000 and $18.7 million in Q1 2001. The use of cash in Q1 2000 and Q1 2001 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 497 as of March 31, 2000 to 1,059 as of March 31, 2001. Net cash used in operating activities was positively offset by $29.5 million of goodwill amortization in Q1 2001. Net cash used in operating activities in Q1 2001 does not reflect $3.8 million received under our service contract with Visteon.

     Net cash used in investing activities totaled $60.1 million in Q1 2000, while net cash provided by investing activities totaled $253,000. Our use of cash in investing activities in Q1 2000 resulted from our continued additions to and upgrade of computing and telecommunications equipment. Also in Q1 2000, we used $39.2 million to purchase short-term investments and $16.7 million related to acquisitions that closed in March 2000. Cash provided by investing activities in Q1 2001 resulted primarily from maturities of short-term investments totaling $38.5 million, partially offset by purchases of short-term investments of $29.2 million and capital expenditures of $9.0 million.

     Net cash used in financing activities totaled $3.1 million in Q1 2000, while net cash provided by financing activities totaled $4.1 million in Q1 2001. In Q1 2000, our negative financing cash flows primarily related to the repayment of debt associated with the acquisition of iMark in March 2000. The positive financing cash flows in Q1 2001 primarily reflect the $3.8 million received under our service contract with Visteon. We are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we terminated the $10.0 million facility and entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. At March 31, 2001, $11.2 million was available based on eligible accounts receivable. Borrowings under the new facility bear interest at the lender's prime rate. As of March 31, 2001, $3.7 million was outstanding under the facility and the interest rate was 8.0%.

     Our bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. We are also required to satisfy minimum tangible net worth and current and debt service ratios each month. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $4.2 million in Q1 2000 and $9.0 million in Q1 2001. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new corporate headquarters and other offices, as well as for expansion of our network and server capacity. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our IPO, bank borrowings and cash from operations. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000 and Q1 2001, we anticipate a decrease in our capital expenditures in future periods.

     We expect to experience growth in our operating costs for the foreseeable future in order to execute our business plan, particularly in the areas of research and development and sales and marketing. We also expect to open new domestic and international offices in order to support the needs of our existing and anticipated customers. As a result, we estimate that these operating costs, as well as other planned expenditures, will constitute a significant use of our cash resources. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. However, in the event that we consummate our proposed acquisition of Adexa, we expect that we will need to expend additional amounts of working capital to fund the growth of the combined business. If we are unable to control costs and achieve the expected benefits of the acquisition, our cash resources may be depleted more quickly, and accordingly our current cash resources may be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

     In February 2001, the FASB issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill. This proposed standard would not allow for amortization of goodwill. The carrying amount of goodwill would be reduced only if it was found to be impaired. Goodwill would be tested for impairment when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment in lieu of the method for measuring impairment of long-lived assets set forth in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." As goodwill is measured as a residual amount in an acquisition, it is not possible to directly measure the fair value of goodwill. Under this proposed standard, the net assets of a reporting unit should be subtracted from the fair value of that reporting unit to determine the implied fair value of goodwill. Impairment loss would be recognized to the extent the carrying amount of goodwill exceeds the implied fair value. The provisions of this proposed standard would be effective for fiscal quarters beginning after the issuance of a final statement. We believe the adoption of this standard, as it is proposed, will have a material non-cash impact on our financial statements if the final statement is issued prior to the full amortization of our remaining goodwill.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other risks discussed in this Form 10-Q, we are subject to specific risks relating to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of these risks, please see the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the SEC on May 10, 2001. Moreover, our proposed acquisition of Adexa involves a number of risks and uncertainties. For a detailed discussion of these risks, please see the risk factors included in our Registration Statement on Form S-4, as amended, as filed with the SEC on May 10, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the quarter ended March 31, 2001 that would require an update to the disclosure in our Annual Report on Form 10-K/A, as filed with the SEC on May 10, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Since May 10, 2001, the date of the filing of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, there have been no new material legal proceedings involving the Company, nor have there been any material developments in the legal proceedings reported in the Form 10-K/A. Please see Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                                     DESCRIPTION
-------  -------------------------------------------------------------------------------
 2.1     Agreement and Plan of Reorganization, dated as of February 7, 2001, by and among the registrant, Axe Acquisition Corporation and Adexa, Inc. (1)

---------------

(1) Incorporated by reference to exhibit filed with the registrant's registration statement on Form S-4 (File No. 333-56124), as amended, as filed with the SEC on May 10, 2001.

(b) Reports on Form 8-K.

     On February 12, 2001, we filed with the SEC a current report on Form 8-K to report our execution of a definitive agreement to acquire Adexa by means of a merger.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on May 15, 2001.

                                         FREEMARKETS, INC.

                                         By: /s/ JOAN S. HOOPER
                                           -------------------------------------
                                           JOAN S. HOOPER
                                           Senior Vice President and Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)