Form 10-Q
period 2001-06-30
FREEMARKETS INC
filed 2001-08-14
CIK 949968

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on July 31, 2001 was 39,865,769.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of June
            30, 2001 (unaudited) and December 31, 2000......      3
            Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2001
            and 2000 (unaudited)............................      4
            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001 and 2000
            (unaudited).....................................      5
            Notes to Condensed Consolidated Financial
            Statements......................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     17

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     17

Item 6. Exhibits and Reports on Form 8-K....................     17

Signature...................................................     18

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 50,350        $ 52,991
  Short-term investments....................................     39,544          68,157
  Accounts receivable, net..................................     25,351          27,861
  Other current assets......................................      6,242           5,069
                                                               --------        --------
     Total current assets...................................    121,487         154,078
Property and equipment, net.................................     40,610          43,714
Goodwill and other assets, net..............................     17,621         264,754
                                                               --------        --------
     Total assets...........................................   $179,718        $462,546
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  5,828        $  9,517
  Accrued incentive compensation............................      4,867          10,235
  Accrued acquisition costs.................................        180           4,676
  Accrued restructuring costs...............................      3,111              --
  Other current liabilities.................................     17,369          16,890
  Short-term borrowings.....................................      3,703           3,703
  Current portion of long-term debt.........................        192             184
                                                               --------        --------

     Total current liabilities..............................     35,250          45,205

Long-term debt..............................................        449             544
                                                               --------        --------

     Total liabilities......................................     35,699          45,749
                                                               --------        --------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................        394             388
  Additional capital........................................    514,119         503,065
  Unearned stock-based compensation.........................       (350)           (556)
  Stock purchase warrants...................................     95,484          95,484
  Accumulated other comprehensive income (loss).............        304            (171)
  Accumulated deficit.......................................   (465,932)       (181,413)
                                                               --------        --------

     Total stockholders' equity.............................    144,019         416,797
                                                               --------        --------

     Total liabilities and stockholders' equity.............   $179,718        $462,546
                                                               ========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                    --------------------------   --------------------------
                                                       2001           2000          2001           2000
                                                    -----------    -----------   -----------    -----------
Revenues..........................................  $    34,764    $    17,062   $    64,961    $    27,870
                                                    -----------    -----------   -----------    -----------
Operating costs and expenses:
  Cost of revenues................................       17,571         10,965        33,801         17,299
  Research and development, excluding stock
    compensation..................................        5,138          4,795        10,763          7,679
  Sales and marketing, excluding stock
    compensation..................................       13,261         10,122        25,464         17,542
  General and administrative......................        8,553          7,851        18,194         12,942
  Stock compensation -- research and
    development...................................           49            142            98            284
  Stock compensation and warrant costs -- sales
    and marketing.................................        1,991          1,746         4,031          1,830
  Restructuring charges...........................        6,432             --         6,432             --
  Terminated merger-related costs.................        3,385             --         3,385             --
  Goodwill impairment.............................      204,261             --       204,261             --
  Goodwill amortization...........................       15,288         29,558        44,811         31,703
  Write-off of in-process research and
    development...................................           --             --            --          7,397
                                                    -----------    -----------   -----------    -----------
Total operating costs and expenses................      275,929         65,179       351,240         96,676
                                                    -----------    -----------   -----------    -----------
    Operating loss................................     (241,165)       (48,117)     (286,279)       (68,806)
Interest and other income, net....................          516          1,625         2,045          4,252
                                                    -----------    -----------   -----------    -----------
    Net loss before income taxes..................     (240,649)       (46,492)     (284,234)       (64,554)
Provision for income taxes........................          136             30           285            105
                                                    -----------    -----------   -----------    -----------
    Net loss......................................  $  (240,785)   $   (46,522)  $  (284,519)   $   (64,659)
                                                    ===========    ===========   ===========    ===========
Basic and diluted earnings per share..............  $     (6.15)   $     (1.25)  $     (7.29)   $     (1.78)
                                                    ===========    ===========   ===========    ===========
Shares used in computing basic and diluted
  earnings per share..............................   39,131,672     37,320,756    39,002,523     36,409,792
                                                    ===========    ===========   ===========    ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(284,519)   $ (64,659)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization.............................      9,056        2,272
  Provision for bad debts...................................      1,488          451
  Loss on disposal of property and equipment................      1,138        1,012
  Stock compensation and warrant costs......................      4,129        2,113
  Goodwill amortization.....................................     44,811       31,703
  Non-cash restructuring costs..............................      2,179           --
  Goodwill impairment.......................................    204,261           --
  Write-off of in-process research and development..........         --        7,397
Cash provided by (used in) changes in:
  Accounts receivable.......................................         84       (9,846)
  Other assets..............................................     (1,069)      (3,247)
  Accounts payable..........................................     (3,689)      (2,856)
  Other liabilities.........................................     (1,952)       7,342
                                                              ---------    ---------
          Net cash used in operating activities.............    (24,083)     (28,318)
                                                              ---------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................         --      (16,660)
  Purchases of short-term investments.......................    (39,783)     (91,191)
  Maturities of short-term investments......................     68,490       48,179
  Proceeds from disposal of property and equipment..........      2,544           --
  Investment in Adexa, Inc..................................     (6,000)          --
  Capital expenditures, net.................................    (11,749)     (13,618)
  Patent and trademark costs, net...........................        (48)        (130)
                                                              ---------    ---------
          Net cash provided by (used in) investing
            activities......................................     13,454      (73,420)
                                                              ---------    ---------
  Repayment of debt.........................................        (86)      (3,653)
  Proceeds from fees applied to customer warrant............      6,563           --
  Proceeds from issuance of common stock....................        754           --
  Options and warrants exercised............................        757          588
                                                              ---------    ---------
          Net cash provided by (used in) financing
            activities......................................      7,988       (3,065)
                                                              ---------    ---------
Net change in cash and cash equivalents.....................     (2,641)    (104,803)
Cash and cash equivalents at beginning of period............     52,991      177,204
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  50,350    $  72,401
                                                              =========    =========
Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $      --    $ 333,594
                                                              =========    =========
  Change in amounts due from customer characterized as
     payment for warrant....................................  $    (938)   $   2,313
                                                              =========    =========

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

NOTE 2.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                    JUNE 30,
                            -------------------------   -------------------------
                               2001          2000          2001          2000
                            -----------   -----------   -----------   -----------
Net loss..................  $  (240,785)  $   (46,522)  $  (284,519)  $   (64,659)
Weighted average common
  shares used in computing
  basic and diluted
  earnings per share......   39,131,672    37,320,756    39,002,523    36,409,792
Basic and diluted earnings
  per share...............  $     (6.15)  $     (1.25)  $     (7.29)  $     (1.78)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                    JUNE 30,
                            -------------------------   -------------------------
                               2001          2000          2001          2000
                            -----------   -----------   -----------   -----------
Stock options and
  warrants................    5,161,232    10,376,972     5,508,878    11,477,403

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333.6 million, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the goodwill and other intangible assets of $336.3 million were being amortized on a straight-line basis over 36 months through May 15, 2001. See Note 4 to the Condensed Consolidated Financial Statements below regarding goodwill impairment. In-process research and development of $7.4 million was written off as a non-recurring charge upon consummation of the acquisition.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2000
                                                              ----------------
Revenues....................................................      $31,004
Goodwill amortization.......................................      (59,018)
Net loss....................................................      (91,218)
Basic and diluted earnings per share........................        (2.40)

NOTE 4. RESTRUCTURING CHARGES, GOODWILL IMPAIRMENT AND TERMINATED MERGER-RELATED COSTS

     During the second quarter of 2001 ("Q2 2001"), the Company recorded $6.4 million of restructuring charges, $204.3 for goodwill impairment and $3.4 million of terminated merger-related costs.

     In April 2001, the Company closed its Austin, Texas office, formerly the headquarters of its iMark subsidiary, and centralized the Company's asset recovery operations at its corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, the Company recorded a $3.1 million restructuring charge covering the severance costs, lease termination costs and non-cash write-off of assets related to the Austin office. In June 2001, the Company closed two foreign offices and terminated certain employees in those and other offices. As a result, the Company recorded a $3.3 million restructuring charge covering severance and lease termination costs. The following summarizes the Q2 2001 restructuring charges:

                                                                         BALANCE
                                                  INITIAL   AMOUNTS    AT JUNE 30,
                                                  CHARGE    UTILIZED      2001
                                                  -------   --------   -----------
Employee severance and termination benefit
  costs.........................................  $2,347    $  (836)     $1,511
Asset write-offs................................   2,179     (2,179)         --
Lease costs.....................................   1,719       (250)      1,469
Other termination costs.........................     187        (56)        131
                                                  ------    -------      ------
     Total......................................  $6,432    $(3,321)     $3,111
                                                  ------    -------      ------

     Furthermore, the Company re-evaluated its product and technology strategy, and determined that the Company no longer uses the technology platform or the market strategy that it acquired with iMark. As a result of this decision to abandon the technology and strategy acquired with iMark, the Company recorded a $204.3 million impairment charge in Q2 2001 to fully write-off the remaining unamortized balance.

     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa, Inc., a provider of software products that enable collaborative commerce. However, in June 2001, FreeMarkets and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. The Company had incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $240.7 million, $46.6 million, $284.0 million and $64.9 million for the three and six months ended June 30, 2001 and 2000, respectively.

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

     The Company serves its customers from offices in the United States and 11 foreign countries. Many of the Company's customers are multi-national customers. Over 90% of the Company's revenues and assets were derived from customers whose headquarters are located in the United States.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of these statements are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of these standards will not have a material impact on the Company's consolidated financial statements.

NOTE 8.  SECURITIES CLASS ACTION COMPLAINTS

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the staff of the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon Corporation ("Visteon"). The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9.  SUBSEQUENT EVENT

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In three of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. The Company and the individual defendants believe that the claims asserted against them are without merit, and they intend to defend these claims vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties relating to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of the risks, please see the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the SEC on May 10, 2001.

OVERVIEW

     FreeMarkets creates business-to-business online auctions and provides electronic commerce technology and services to buyers of industrial parts, raw materials, commodities and services. We have created more than 14,700 online auctions -- which we call "markets"-- for more than $21.2 billion worth of goods and services for our customers. We estimate, based upon the difference between the prices that our customers have historically paid and the lowest prices that are identified in our auctions, that our markets have resulted in potential estimated savings of over $4.2 billion for our customers.

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

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         ------------------    ----------------
                                          2001       2000       2001      2000
                                         -------    -------    ------    ------
Online market volume (in millions).....  $4,614     $2,189     $7,216    $3,544

     We believe that the savings identified for customers through our online markets is an indicator of the effectiveness of our online market services. To estimate these savings, we compare the last price paid by our customer against the lowest bid price for those items in our online market. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our online market or our customer may not actually buy all or any of the auctioned items.

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

     However, we exclude from revenues the amounts that we earn under a contract with Visteon pursuant to which we provide access to our technology and perform services for Visteon. Visteon pays us fixed monthly fees plus variable fees if specified volume thresholds are exceeded. When we executed the service contract in April 2000, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the time of the grant. Because of the grant of this warrant, we are required to exclude from our revenues the fees we earn from Visteon, and to allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation and bonus decisions and other performance indicators, we treat the fees we earn from Visteon in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues plus fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees earned under our service contract with
Visteon:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       -------------------    -----------------
                                         2001       2000       2001      2000
                                       --------   --------    -------   -------
Revenues plus fees characterized as
  payment for warrant................  $37,576    $19,374     $70,586   $30,182
Less fees characterized as payment
  for warrant........................   (2,812)    (2,312)     (5,625)   (2,312)
                                       -------    -------     -------   -------
Revenues.............................  $34,764    $17,062     $64,961   $27,870
                                       =======    =======     =======   =======

     Our service contract with Visteon is a standard customer agreement (except for the warrant). The contract with Visteon has a five-year term ending in 2005, and, as of June 30, 2001, provided for a fixed monthly payment stream larger than any other customer contract. We do not expect to recognize revenues under our Visteon service contract for either the fixed or any variable fees we earn because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon.

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

     The recent slowdown in the economy may cause customers to defer or postpone their purchasing decisions, increasing sales cycles for our products and services and possibly reducing our revenue and operating results. In addition, the amount of fixed monthly fees that we are able to negotiate for new customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statement of operations data as a percentage of revenues plus fees for the periods indicated:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          ------------------     ----------------
                                                          2001         2000      2001       2000
                                                          -----        -----     -----      -----
Revenues plus fees characterized as payment for
  warrant...............................................   100%         100%      100%       100%
     Less fees characterized as payment for warrant.....     7           12         8          8
                                                          ----         ----      ----       ----
Revenues................................................    93           92        92         92
Operating costs and expenses:
  Cost of revenues......................................    47           57        48         57
  Research and development, excluding stock
     compensation.......................................    14           25        15         25
Sales and marketing, excluding stock compensation.......    35           52        36         58
  General and administrative............................    23           41        26         43
  Stock compensation-- research and development.........     0            0         0          1
  Stock compensation and warrant costs-- sales and
     marketing..........................................     5            9         6          6
  Restructuring charges.................................    17           --         9         --
  Terminated merger-related costs.......................     9           --         5         --
  Goodwill impairment...................................   544           --       289         --
  Goodwill amortization.................................    41          152        64        105
  Write-off of in-process research and development......    --           --        --         25
                                                          ----         ----      ----       ----
     Operating loss.....................................  (642)        (248)     (406)      (228)
Interest and other income, net..........................     1            8         3         14
                                                          ----         ----      ----       ----
     Net loss before income taxes.......................  (641)        (240)     (403)      (214)
Provision for income taxes..............................     0            0         0          0
                                                          ----         ----      ----       ----
     Net loss...........................................  (641%)       (240%)    (403%)     (214%)
                                                          ====         ====      ====       ====

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     All references to "Q2 2001" and "Q2 2000" are for the three months ended June 30, 2001 and 2000, respectively. All references to "Six Months 2001" and "Six Months 2000" are for the six months ended June 30, 2001 and 2000, respectively.

REVENUES

     Revenues plus fees increased 94% from $19.4 million in Q2 2000 to $37.6 million in Q2 2001 and increased 134% from $30.2 million in Six Months 2000 to $70.6 million in Six Months 2001. The increase in revenues plus fees is primarily attributable to an increased number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 92% from 64 in Q2 2000 to 123 in Q2 2001. One additional indicator of our market acceptance is the dollar volume of materials, commodities and services that we auction for our customers. Online market volume increased 111% from $2.2 billion in Q2 2000 to $4.6 billion in Q2 2001 and increased 104% from $3.5 billion in Six Months 2000 to $7.2 billion in Six Months 2001. Revenues in Q2 2000 and Q2 2001 exclude fees earned from Visteon of $2.3 million and $2.8 million, respectively. Revenues in Six Months 2000 and Six Months 2001 exclude fees earned from Visteon of $2.3 million and $5.6 million, respectively.

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $11.0 million in Q2 2000 to $17.6 million in Q2 2001 and from $17.3 million in Six Months 2000 to $33.8 million in Six Months 2001. As a percentage of revenues plus fees, cost of revenues decreased from 57% in Q2 2000 to 47% in Q2 2001 and from 57% in Six Months 2000 to 48% in Six Months 2001. The increase in absolute dollar amounts from Q2 2000 to Q2 2001 and Six

Months 2000 to Six Months 2001 reflects an increase in the number of market making staff and the increased cost of our operations due to the expansion of our office space and our services into international locations. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues plus fees from Q2 2000 to Q2 2001 and from Six Months 2000 to Six Months 2001 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise. Although we will continue to invest in the growth of our business, we expect cost of revenues as a percentage of revenues plus fees to continue to decrease in the near future.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $4.8 million, or 25% of revenues plus fees in Q2 2000 to $5.1 million, or 14% of revenues plus fees in Q2 2001 and from $7.7 million, or 25% in Six Months 2000 to $10.8 million, or 15% in Six Months 2001. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software, other market making technology that is designed to further improve staff productivity, and our QuickSource solution. We expect that research and development costs will continue to decrease as a percentage of revenues plus fees in future periods.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION. Sales and marketing costs increased from $10.1 million, or 52% of revenues plus fees in Q2 2000 to $13.3 million, or 35% of revenues plus fees in Q2 2001 and from $17.5 million, or 58% in Six Months 2000 to $25.5 million, or 36% in Six Months 2001. The increase in absolute dollars reflects a significant growth in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect that our sales and marketing costs will continue to decrease as a percentage of revenues plus fees in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased from $7.9 million, or 41% of revenues plus fees in Q2 2000 to $8.6 million, or 23% of revenues plus fees in Q2 2001 and from $12.9 million, or 43% in Six Months 2000 to $18.2 million, or 26% in Six Months 2001. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of human resources, legal, finance and facilities management. The increase can also be attributed to the expansion of our infrastructure from four offices at the end of 1999 to sixteen offices at the end of Q2 2001, many of which are international offices to support our growing customer base. We expect that general and administrative costs will continue to decrease as a percentage of revenues plus fees in future periods.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In Q2 2001 and Six Months 2001, $79,000 and $157,000, respectively, were amortized related to these grants. In Q2 2000 and Six Months 2000, $226,000 and $451,000, respectively, were amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to the warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In Q2 2001 and Six Months 2001, $4.8 million and $9.6 million, respectively, were amortized related to this warrant, with $2.8 million and $5.6 million, respectively, reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million and $4.0 million, respectively, as stock compensation and warrant costs -- sales and marketing. In Q2 2000, $3.9 million was amortized related to this warrant, with $2.3 reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $1.6 million as stock compensation and warrant costs -- sales and marketing. In April 2000, we also recorded $196,000 of unearned stock compensation related to stock options granted to a consultant, which was amortized over a one-year period ending March 2001.

     GOODWILL. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $15.3 million and $29.6 million were amortized in Q2 2001 and Q2 2000, respectively, and $44.8 million and $31.7 million were amortized in Six Months 2001 and Six Months 2000. In Q2 2001, we re-evaluated our product and technology strategy and determined that we are no longer using the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. After giving effect to the Q2 2001 goodwill impairment, goodwill amortization will be $3.0 million for the second half of 2001.

     RESTRUCTURING CHARGES. In Q2 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who have left the Company.

     TERMINATED MERGER-RELATED COSTS. In February 2001, we signed a merger agreement to acquire Adexa, Inc., a provider of software products that enable collaborative commerce. However, in June 2001, both parties mutually agreed to terminate their proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased from $1.6 million in Q2 2000 to $516,000 in Q2 2001 and from $4.3 million in Six Months 2000 to $2.0 million in Six Months 2001. The decrease was primarily attributable to reduced interest income in Six Months 2001 on decreased cash and short-term investment balances in 2001 compared to 2000, as well as non-cash losses on the disposal of property and equipment in Q2 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our IPO, which resulted in net proceeds of $182.2 million. As of June 30, 2001, we had cash and cash equivalents of $50.4 million, short-term investments of $39.5 million and working capital of $86.2 million.

     Net cash used in operating activities totaled $28.3 million in Six Months 2000 and $24.1 million in Six Months 2001. The use of cash in Six Months 2000 and Six Months 2001 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 648 as of June 30, 2000 to 1,059 as of June 30, 2001. Net cash used in operating activities included non-cash adjustments of $31.7 million and $44.8 million of goodwill amortization in Six Months 2000 and Six Months 2001, respectively, and $204.3 million of goodwill impairment in Six Months 2001. Net cash used in operating activities in Q2 2001 does not reflect $6.6 million received under our service contract with Visteon.

     Net cash used in investing activities totaled $73.4 million in Six Months 2000, while net cash provided by investing activities totaled $13.5 million in Six Months 2001. Our use of cash in investing activities in Six Months 2000 from our continued additions to and upgrade of computing and telecommunications equipment. Also in Six Months 2000, we used $91.2 million to purchase short-term investments and $16.7 million related to acquisitions that closed in March 2000, partially offset by maturities of short-term investments of $48.2 million. Cash provided by investing activities in Six Months 2001 resulted primarily from maturities of short-term investments totaling $68.5 million, partially offset by purchases of short-term investments of $39.8 million, as well as capital expenditures of $11.7 million and a $6.0 million investment in Adexa.

     Net cash used in financing activities totaled $3.1 million in Six Months 2000, while net cash provided by financing activities totaled $8.0 million in Six Months 2001. In Six Months 2000, our negative financing cash flows primarily related to the repayment of debt associated with the acquisition of iMark in March 2000. The positive financing cash flows in Six Months 2001 primarily reflect the $6.6 million received under our service contract with Visteon. We are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we entered into a one-year $25.0 million revolving credit facility. As of June 30, 2001, $3.7 million was drawn under the facility and the interest rate was 6.75%. At June 30, 2001, $11.9 million was available for borrowings based on eligible accounts receivable.

     Our bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. We are also required to satisfy minimum tangible net worth, maximum net loss and quick ratios each quarter. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $13.6 million in Six Months 2000 and $11.7 million in Six Months 2001. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new corporate headquarters and other offices, as well as for expansion of our network and server capacity. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our IPO, bank borrowings and cash from operations. As a result of the significant investments we made in our operations, infrastructure and personnel in 2000 and Six Months 2001, we expect to continue to decrease our capital expenditures in future periods.

     We anticipate continuing to invest in the growth of our business, as well as expanding certain domestic and international offices in order to support the needs of our existing and anticipated customers. As a result, we estimate that these costs, as well as other planned expenditures, will continue to generate negative cash flows. In addition, we may use cash resources to fund acquisitions of complementary businesses and technologies. We believe that our current cash resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to control costs, our cash resources may be depleted more quickly, and accordingly our current cash resources may be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill would be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of these statements are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. We believe the adoption of these standards will not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the three months ended June 30, 2001 that would require an update to the disclosure in our Annual Report on Form 10-K/A, as filed with the SEC on May 10, 2001.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed with the SEC on May 10, 2001, we reported that five securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from our announcement on April 23, 2001 that, as a result of discussions with the staff of the SEC, we were considering amending our 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. There have been no material developments in those legal proceedings, except that six additional class action complaints asserting the same claims have been filed.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with our IPO. The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased shares of our common stock in the after-market for the purpose of artificially inflating the price of the shares. In three of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations.

     In each instance, we believe that the plaintiffs' allegations are completely without merit, and we intend to defend all claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 7, 2001. Two matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as Class II Directors for a three-year term and the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2001.

     The nominations of Dr. Eric C. Cooper and Raymond J. Lane to serve as directors and the ratification of the appointment of PricewaterhouseCoopers LLP were considered and ultimately approved.

                                                        VOTES        VOTES      VOTES      BROKER
                                                         FOR        AGAINST    WITHHELD   NON-VOTES
                      NOMINEE                         ----------   ---------   --------   ---------
Dr. Eric C. Cooper..................................  34,136,882          --    37,641       --
Raymond J. Lane.....................................  34,136,882          --    37,461       --

                                                       VOTES        VOTES       VOTES      BROKER
                                                        FOR        AGAINST    ABSTAINED   NON-VOTES
                                                     ----------   ---------   ---------   ---------
Ratification of the appointment of
  PricewaterhouseCoopers LLP.......................  33,031,704   1,116,934    18,685        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on August 14, 2001.

                                         FREEMARKETS, INC.

                                         By: /s/ JOAN S. HOOPER
                                           -------------------------------------
                                           JOAN S. HOOPER
                                           Executive Vice President and Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)