Form 10-Q
period 2001-09-30
FREEMARKETS INC
filed 2001-11-14
CIK 949968

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

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on October 31, 2001 was 40,089,909.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of
            September 30, 2001 (unaudited) and December 31,
            2000............................................      3
            Condensed Consolidated Statements of Operations
            for the three and nine months ended September
            30, 2001 and 2000 (unaudited)...................      4
            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2001 and
            2000 (unaudited)................................      5
            Notes to Condensed Consolidated Financial
            Statements......................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     17

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     18

Item 6. Exhibits and Reports on Form 8-K....................     18

Signature...................................................     19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 61,089         $ 52,991
  Short-term marketable investments.........................      12,003           68,157
  Accounts receivable, net..................................      28,444           27,861
  Other current assets......................................       6,010            5,069
                                                                --------         --------
     Total current assets...................................     107,546          154,078
Long-term marketable investments............................      16,680               --
Property and equipment, net.................................      36,939           43,714
Goodwill and other assets, net..............................      16,356          264,754
                                                                --------         --------
     Total assets...........................................    $177,521         $462,546
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,675         $  9,517
  Accrued incentive compensation............................       7,515           10,235
  Accrued acquisition costs.................................         142            4,676
  Accrued restructuring costs...............................       1,379               --
  Other current liabilities.................................      17,992           16,890
  Short-term borrowings.....................................       3,703            3,703
  Current portion of long-term debt.........................         195              184
                                                                --------         --------

     Total current liabilities..............................      35,601           45,205
Long-term debt..............................................         392              544
                                                                --------         --------

     Total liabilities......................................      35,993           45,749
                                                                --------         --------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         401              388
  Additional capital........................................     538,767          503,065
  Unearned stock-based compensation.........................        (302)            (556)
  Stock purchase warrants...................................      76,388           95,484
  Accumulated other comprehensive income (loss).............          85             (171)
  Accumulated deficit.......................................    (473,811)        (181,413)
                                                                --------         --------

     Total stockholders' equity.............................     141,528          416,797
                                                                --------         --------

     Total liabilities and stockholders' equity.............    $177,521         $462,546
                                                                ========         ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    --------------------------   --------------------------
                                                       2001           2000          2001           2000
                                                    -----------    -----------   -----------    -----------
Revenues..........................................  $    37,806    $    23,772   $   102,767    $    51,642
                                                    -----------    -----------   -----------    -----------
Operating costs and expenses:
  Cost of revenues................................       18,165         14,280        51,966         31,579
  Research and development, excluding stock
    compensation..................................        4,683          5,321        15,446         13,000
  Sales and marketing, excluding stock
    compensation..................................       12,704         11,711        38,168         29,253
  General and administrative......................        7,219          9,852        25,413         22,794
  Stock compensation -- research and
    development...................................           30             80           128            364
  Stock compensation and warrant costs -- sales
    and marketing.................................        1,979          2,372         6,010          4,202
  Restructuring charges...........................                                     6,432             --
  Terminated merger-related costs.................                          --         3,385             --
  Goodwill impairment.............................                          --       204,261             --
  Goodwill amortization...........................        1,495         29,523        46,306         61,226
  Write-off of in-process research and
    development...................................           --             --            --          7,397
                                                    -----------    -----------   -----------    -----------
Total operating costs and expenses................       46,275         73,139       397,515        169,815
                                                    -----------    -----------   -----------    -----------
    Operating loss................................       (8,469)       (49,367)     (294,748)      (118,173)
Interest and other income, net....................          699          2,305         2,744          6,557
                                                    -----------    -----------   -----------    -----------
    Net loss before income taxes..................       (7,770)       (47,062)     (292,004)      (111,616)
Provision for income taxes........................          109             70           394            175
                                                    -----------    -----------   -----------    -----------
    Net loss......................................  $    (7,879)   $   (47,132)  $  (292,398)   $  (111,791)
                                                    ===========    ===========   ===========    ===========
Basic and diluted earnings per share..............  $     (0.20)   $     (1.25)  $     (7.45)   $     (3.03)
                                                    ===========    ===========   ===========    ===========
Shares used in computing basic and diluted
  earnings per share..............................   39,782,075     37,752,565    39,265,229     36,860,650
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

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(292,398)   $(111,791)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization.............................     13,842        6,486
  Provision for bad debts...................................      2,388          647
  Loss on disposal of property and equipment................      1,138        2,502
  Stock compensation and warrant costs......................      6,138        4,566
  Goodwill amortization.....................................     46,306       61,226
  Non-cash restructuring costs..............................      2,179           --
  Goodwill impairment.......................................    204,261           --
  Write-off of in-process research and development..........         --        7,397
Cash provided by (used in) changes in:
  Accounts receivable.......................................     (3,908)     (15,737)
  Other assets..............................................       (940)      (4,744)
  Accounts payable..........................................     (4,842)      (2,084)
  Other liabilities.........................................       (761)      18,564
                                                              ---------    ---------
          Net cash used in operating activities.............    (26,597)     (32,968)
                                                              ---------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................         --      (16,660)
  Purchases of marketable investments.......................    (54,534)    (133,291)
  Maturities of marketable investments......................     94,195       85,163
  Proceeds from disposal of property and equipment..........      2,544           --
  Investment in Adexa, Inc..................................     (6,000)          --
  Capital expenditures, net.................................    (12,854)     (27,782)
  Patent and trademark costs, net...........................       (186)        (130)
                                                              ---------    ---------
          Net cash provided by (used in) investing
            Activities......................................     23,165      (92,700)
                                                              ---------    ---------
Cash flows from financing activities:
  Repayment of debt.........................................       (140)      (4,113)
  Proceeds from fees applied to customer warrant............      9,375        3,250
  Proceeds from issuance of common stock....................        754           --
  Options and warrants exercised............................      1,541        1,795
                                                              ---------    ---------
          Net cash provided by financing Activities.........     11,530          932
                                                              ---------    ---------
Net change in cash and cash equivalents.....................      8,098     (124,736)
Cash and cash equivalents at beginning of period............     52,991      177,204
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  61,089    $  52,468
                                                              =========    =========
Supplemental non-cash disclosure:
  Issuance of stock and assumption of options in connection
     with acquisition.......................................  $      --    $ 333,594
                                                              =========    =========
  Change in amounts due from customer characterized as
     payment for warrant....................................  $     938    $   1,875
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

NOTE 2.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            -------------------------   -------------------------
                               2001          2000          2001          2000
                            -----------   -----------   -----------   -----------
Net loss..................  $    (7,879)  $   (47,132)  $  (292,398)  $  (111,791)
Weighted average common
  shares used in computing
  basic and diluted
  earnings per share......   39,782,075    37,752,565    39,265,229    36,860,650
Basic and diluted earnings
  per share...............  $     (0.20)  $     (1.25)  $     (7.45)  $     (3.03)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            -------------------------   -------------------------
                               2001          2000          2001          2000
                            -----------   -----------   -----------   -----------
Stock options and
  warrants................    5,010,793    10,102,258     5,439,269    11,602,510

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1,573,725 shares of its common stock and assumed 176,275 options with an aggregate total value of $333.6 million, in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the goodwill and other intangible assets of $336.3 million were being amortized on a straight-line basis over 36 months through May 15, 2001. See Note 4 to the Condensed Consolidated Financial Statements regarding goodwill impairment. In-process research and development of $7.4 million was written off as a non-recurring charge upon consummation of the acquisition.

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

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
Revenues...................................................      $  52,413
Goodwill amortization......................................        (88,569)
Net loss...................................................       (138,378)
Basic and diluted earnings per share.......................          (3.60)

NOTE 4. RESTRUCTURING CHARGES, GOODWILL IMPAIRMENT AND TERMINATED MERGER-RELATED COSTS

     During the second quarter of 2001 ("Q2 2001"), the Company recorded $6.4 million of restructuring charges, $204.3 million for goodwill impairment and $3.4 million of terminated merger-related costs.

     In April 2001, the Company closed its Austin, Texas office, formerly the headquarters of its iMark subsidiary, and centralized the Company's asset recovery operations at its corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, the Company recorded a $3.1 million restructuring charge covering the severance costs, lease termination costs and non-cash write-off of assets related to the Austin office. In June 2001, the Company closed two foreign offices and terminated certain employees in those and other offices. As a result, the Company recorded a $3.3 million restructuring charge covering severance and lease termination costs. The restructuring reserve activity for the period ended September 30, 2001 was:

                                            INITIAL   AMOUNTS        BALANCE AT
                                            CHARGE    UTILIZED   SEPTEMBER 30, 2001
                                            -------   --------   ------------------
Employee severance and termination benefit
  costs...................................  $2,347    $(1,818)         $  529
Asset write-offs..........................   2,179     (2,179)             --
Lease costs...............................   1,719       (963)            756
Other termination costs...................     187        (93)             94
                                            ------    -------          ------
     Total................................  $6,432    $(5,053)         $1,379
                                            ------    -------          ------

     Furthermore, the Company re-evaluated its product and technology strategy, and decided that the Company will no longer use the technology platform or the market strategy that it acquired with iMark. As a result of this decision to abandon the technology and strategy acquired with iMark, the Company recorded a $204.3 million impairment charge in Q2 2001 to fully write-off the remaining unamortized balance.

     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa, Inc., a provider of software products that enable collaborative commerce. However, in June 2001, FreeMarkets and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. The Company had incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on short-term investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $8.1 million, $47.0 million, $292.1 million and $111.9 million for the three and nine months ended September 30, 2001 and 2000, respectively.

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

     The Company serves its customers from offices in the United States and 11 foreign countries. Many of the Company's customers are multi-national customers. As of September 30, 2001, over 95% of the Company's assets were located in the United States, while over 85% of the Company's revenues were derived from customers whose headquarters are located in the United States.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill will be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of these statements are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. Management believes the adoption of these standards will have a material impact on the Company's consolidated financial statements as goodwill will no longer be amortized beginning in fiscal year 2002.

NOTE 8.  SECURITIES CLASS ACTION COMPLAINTS

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the staff of the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon Corporation ("Visteon"). All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. That motion is still pending before the Court. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and has been stayed pending a ruling on the Company's motion to dismiss

                       FREEMARKETS, INC. AND SUBSIDIARIES

             (UNAUDITED; $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

those class actions. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

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

NOTE 9.  SUBSEQUENT EVENT

     In October 2001, the Company entered the third amendment to its bank credit agreement which provides for a $20.0 million revolving credit facility and a $4.0 million term loan to be paid in 36 equal installments commencing in December 2001.

     Funds borrowed under the term loan and the line of credit may be used for working capital requirements and general corporate purposes. As with the previous facility, the new credit facility contains restrictive covenants and other financial reporting requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of the risks, please see the risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2000, as filed with the SEC on May 10, 2001.

OVERVIEW

     FreeMarkets creates business-to-business online auctions and provides electronic commerce technology and services to buyers of industrial parts, raw materials, commodities and services. We have created more than 16,600 online auctions -- which we call "markets" -- for more than $25.4 billion worth of goods and services for our customers. We estimate, based upon the difference between the prices that our customers have historically paid and the lowest prices that are identified in our auctions, that our markets have resulted in potential estimated savings of over $5.2 billion for our customers.

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

     Our online markets help buyers of direct materials, as well as indirect materials and services, obtain lower prices and make better purchasing decisions. In a FreeMarkets online market, suppliers from around the world can submit bids in a real-time, interactive competition that is designed to be fair to all participants. We offer customers our FullSource solution, in which we help the customer identify and screen suppliers, and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. We also offer our QuickSource solution, which enables customers to use our technology to run their own online markets. In addition, we operate the FreeMarkets Asset Exchange for buyers and sellers of surplus assets and inventory.

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

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                         ------------------    ------------------
                                          2001       2000       2001       2000
                                         -------    -------    -------    -------
Online market volume (in millions).....   4,230      2,933     11,446      6,477

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

     However, we exclude from revenues the amounts that we earn under a contract with Visteon Corporation ("Visteon") pursuant to which we provide access to our technology and perform services for Visteon. Visteon pays us fixed monthly fees plus variable fees if specified volume thresholds are exceeded. When we executed the service contract in April 2000, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the time of the grant. Because of the grant of this warrant, we are required to exclude from our revenues the fees we earn from Visteon, and to allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation and bonus decisions and other performance indicators, we treat the fees we earn from Visteon in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues plus fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees earned under our service contract with
Visteon:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        -------------------   ------------------
                                          2001       2000       2001      2000
                                        --------   --------   --------   -------
Revenues plus fees characterized as
  payment for warrant.................  $40,619    $26,584    $111,205   $56,767
Less fees characterized as payment for
  warrant.............................   (2,813)    (2,812)     (8,438)   (5,125)
                                        -------    -------    --------   -------
Revenues..............................  $37,806    $23,772    $102,767   $51,642
                                        =======    =======    ========   =======

     Our service contract with Visteon is a standard customer agreement (except for the warrant). The contract with Visteon has a five-year term ending in 2005, and, as of September 30, 2001, provided for a fixed monthly payment stream larger than any other customer contract. We do not expect to recognize revenues under our Visteon service contract for either the fixed or any variable fees we earn because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon.

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

     The continued slowdown in the economy did have an affect on our operations in Q3 2001 as evidenced by the decline in online market volume from $4.6 billion in Q2 2001 to $4.2 billion in Q3 2001 and a slowdown in the growth of our total customers over the same period. Based on these trends, we believe that the economic slowdown has caused customers to defer or postpone their purchasing decisions and has increased sales cycles for our products and services In addition, the amount of fixed monthly fees that we are able to negotiate for prospective customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statement of operations data as a percentage of revenues plus fees for the periods indicated:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------     ------------------
                                                        2001         2000      2001         2000
                                                        -----        -----     -----        -----
Revenues plus fees characterized as payment for
  warrant.............................................   100%         100%      100%         100%
     Less fees characterized as payment for warrant...     7           11         8            9
                                                        ----         ----      ----         ----
Revenues..............................................    93           89        92           91
Operating costs and expenses:
  Cost of revenues....................................    45           54        47           56
  Research and development, excluding stock
     compensation.....................................    11           20        14           23
  Sales and marketing, excluding stock compensation...    31           44        34           52
  General and administrative..........................    18           37        23           40
  Stock compensation -- research and development......     0            0         0            1
  Stock compensation and warrant costs -- sales and
     marketing........................................     5            9         5            7
  Restructuring charges...............................    --           --         6           --
  Terminated merger-related costs.....................    --           --         3           --
  Goodwill impairment.................................    --           --       183           --
  Goodwill amortization...............................     4          111        42          108
  Write-off of in-process research and development....    --           --        --           13
                                                        ----         ----      ----         ----
     Operating loss...................................   (21)        (186)     (265)        (209)
Interest and other income, net........................     2            9         2           12
                                                        ----         ----      ----         ----
     Net loss before income taxes.....................   (19)        (177)     (263)        (197)
Provision for income taxes............................     0            0         0            0
                                                        ----         ----      ----         ----
     Net loss.........................................   (19%)       (177%)    (263%)       (197%)
                                                        ====         ====      ====         ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     All references to "Q3 2001" and "Q3 2000" are for the three months ended September 30, 2001 and 2000, respectively. All references to "Nine Months 2001" and "Nine Months 2000" are for the nine months ended September 30, 2001 and 2000, respectively.

REVENUES

     Revenues plus fees increased 53% from $26.6 million in Q3 2000 to $40.6 million in Q3 2001 and increased 96% from $56.8 million in Nine Months 2000 to $111.2 million in Nine Months 2001. The increase in revenues plus fees is primarily attributable to an increased number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 48% from 84 in Q3 2000 to 124 in Q3 2001. One additional indicator of our market acceptance is the dollar volume of materials, commodities and services that we auction for our customers. Online market volume increased 44% from $2.9 billion in Q3 2000 to $4.2 billion in Q3 2001 and increased 77% from $6.5 billion in Nine Months 2000 to $11.4 billion in Nine Months 2001. Revenues in Q3 2000 and Q3 2001 exclude fees earned from Visteon of $2.8 million. Revenues in Nine Months 2000 and Nine Months 2001 exclude fees earned from Visteon of $5.1 million and $8.4 million, respectively.

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $14.3 million in Q3 2000 to $18.1 million in Q3 2001 and from $31.6 million in Nine Months 2000 to $52.0 million in Nine Months 2001. As a percentage of revenues plus fees, cost of revenues decreased from 54% in Q3 2000 to 45% in Q3 2001 and from 56% in Nine Months

2000 to 47% in Nine Months 2001. The increase in absolute dollar amounts from Q3 2000 to Q3 2001 and Nine Months 2000 to Nine Months 2001 reflects an increase in the number of market making staff, the increased cost of our operations due to the expansion of our office space and services into international locations, as well as an increase in the number of customers that we serve. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues plus fees from Q3 2000 to Q3 2001 and from Nine Months 2000 to Nine Months 2001 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise. Although we will continue to invest in the growth of our business, we expect cost of revenues as a percentage of revenues plus fees to continue to decrease in the near future, and stabilize thereafter.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs decreased from $5.3 million, or 20% of revenues plus fees in Q3 2000 to $4.7 million, or 11% of revenues plus fees in Q3 2001 and increased from $13.0 million, or 23% in Nine Months 2000 to $15.4 million, or 14% in Nine Months 2001. The decrease in absolute dollar amounts from Q3 2000 to Q3 2001 relates primarily to a decrease in the number of outsourced consulting staff and associated costs as a result of the Q2 2001 restructuring. The increase in absolute dollar amounts from Nine Months 2000 to Nine Months 2001 relates primarily to the continued development of our BidWare software, other market making technology that is designed to further improve staff productivity, and our QuickSource solution. We expect that research and development costs will remain relatively constant as a percentage of revenues plus fees in future periods.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION. Sales and marketing costs increased from $11.7 million, or 44% of revenues plus fees in Q3 2000 to $12.7 million, or 31% of revenues plus fees in Q3 2001 and from $29.3 million, or 52% in Nine Months 2000 to $38.2 million, or 34% in Nine Months 2001. The increase in absolute dollars reflects a growth in sales and marketing staff and public relations costs as we pursued our brand and business development strategy and accelerated our spending on potential future growth. We expect that our sales and marketing costs will remain relatively constant as a percentage of revenues plus fees in the near future, and decrease slightly thereafter.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $9.9 million, or 37% of revenues plus fees in Q3 2000 to $7.2 million, or 18% of revenues plus fees in Q3 2001 and increased from $22.8 million, or 40% in Nine Months 2000 to $25.4 million, or 23% in Nine Months 2001. The decrease in absolute dollars from Q3 2000 to Q3 2001 is primarily attributable to a decrease in the number of personnel in the areas of human resources, legal, finance and facilities management. The increase in absolute dollars from Nine Months 2000 to Nine Months 2001 can be attributed to the expansion of our infrastructure from four offices at the end of 1999 to sixteen offices at the end of Q3 2001, many of which are international offices to support our growing customer base. We expect that general and administrative costs will continue to decrease as a percentage of revenues plus fees in future periods.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In Q3 2001 and Nine Months 2001, $48,000 and $205,000, respectively, were amortized related to these grants. In Q3 2000 and Nine Months 2000, $127,000 and $578,000, respectively, were amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to the warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In Q3 2001 and Nine Months 2001, $4.8 million and $14.3 million, respectively, were amortized related to this warrant, with $2.8 million and $8.4 million, respectively, reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million and $5.9 million, respectively, as stock compensation and warrant costs -- sales and marketing. In Q3 2000 and Nine Months 2000, $4.8 million and $8.7 million, respectively, were amortized related to this warrant, with $2.8 million and $5.1 million, respectively, reflected as a reduction to our revenues

(reducing the revenues under the Visteon service contract to zero) and $2.0 million and $3.6 million, respectively, as stock compensation and warrant costs -- sales and marketing.

     GOODWILL. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $1.5 million and $29.5 million were amortized in Q3 2001 and Q3 2000, respectively, and $46.3 million and $61.2 million were amortized in Nine Months 2001 and Nine Months 2000. In Nine Months 2001, we re-evaluated our product and technology strategy and determined that we are no longer using the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001.

     RESTRUCTURING CHARGES. In Nine Months 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who have left the Company.

     TERMINATED MERGER-RELATED COSTS. In February 2001, we signed a merger agreement to acquire Adexa, Inc., a provider of software products that enable collaborative commerce. However, in June 2001, both parties mutually agreed to terminate their proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Nine Months 2001.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased from $2.3 million in Q3 2000 to $699,000 in Q3 2001 and from $6.6 million in Nine Months 2000 to $2.7 million in Nine Months 2001. The decrease was primarily attributable to reduced interest income in Nine Months 2001 on decreased cash and short-term investment balances in 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues, equity financing transactions and bank borrowings. In December 1999, we closed our IPO, which resulted in net proceeds of $182.2 million. As of September 30, 2001, we had cash and cash equivalents of $61.1 million, marketable investments of $28.7 million and working capital of $71.9 million.

     Net cash used in operating activities totaled $33.0 million in Nine Months 2000 and $26.6 million in Nine Months 2001. The use of cash in Nine Months 2000 and Nine Months 2001 related primarily to the operating loss generated by our investment in the growth of our business, including an increase in personnel from 806 as of September 30, 2000 to 988 as of September 30, 2001, among other investments such as additional international offices and sales personnel. Net cash used in operating activities included non-cash adjustments of $61.2 million and $46.3 million of goodwill amortization in Nine Months 2000 and Nine Months 2001, respectively, and $204.3 million of goodwill impairment in Nine Months 2001. Net cash used in operating activities in nine months 2001 and nine months 2000 does not reflect $9.4 million and $3.3 million, respectively, received under our service contract with Visteon.

     Net cash used in investing activities totaled $92.7 million in Nine Months 2000, while net cash provided by investing activities totaled $23.2 million in Nine Months 2001. Our use of cash in investing activities in Nine Months 2000 were from our continued additions to and upgrade of computing and telecommunications equipment. Also in Nine Months 2000, we used $133.3 million to purchase marketable investments and $16.7 million related to acquisitions that closed in March 2000, partially offset by maturities of marketable investments of $85.2 million. Cash provided by investing activities in Nine Months 2001 resulted primarily from maturities of marketable investments totaling $94.2 million, partially offset by purchases of marketable investments of $54.5 million, as well as capital expenditures of $12.9 million and a $6.0 million investment in Adexa.

     Net cash provided by financing activities totaled $932,000 in Nine Months 2000 and $11.5 million in Nine Months 2001. In Nine Months 2000, our positive financing cash flows related to the $3.3 million received under our service contract with Visteon and $1.8 million from options exercised, partially offset by repayment of debt associated with the acquisition of iMark in March 2000. The positive financing cash flows in Nine Months 2001 primarily reflect the $9.4 million received under our service contract with Visteon. We are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we entered into a one-year $25.0 million revolving credit facility. As of September 30, 2001, $3.7 million was drawn under the facility and the interest rate was 6%. At September 30, 2001, $13.3 million was available for borrowings based on eligible accounts receivable. In October 2001, we entered into the third amendment to our bank credit facility agreement, consisting of a $20.0 million revolving credit facility and a $4.0 million term loan to be paid in 36 equal installments commencing in December 2001, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowing under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate + 0.50%, respectively.

     Our bank credit facility contains restrictive covenants, including a limitation on capital expenditures, additional indebtedness and payment of dividends. We are also required to satisfy minimum tangible net worth, maximum net loss and quick ratios each quarter. We have pledged substantially all of our tangible assets as collateral for the bank credit facility.

     Capital expenditures were $27.8 million in Nine Months 2000 and $12.9 million in Nine Months 2001. Capital expenditures over these periods were primarily made to purchase computer and telecommunications equipment and for furnishings in our new corporate headquarters and other offices, as well as for expansion of our network and server capacity. We funded these capital expenditures through a combination of sales of our equity securities and bank borrowings. We intend to fund future capital expenditures through a combination of proceeds from our IPO, bank borrowings and cash from operations. As a result of the significant investments we made in our operations, infrastructure and personnel in 2000 and Nine Months 2001, we expect to continue to decrease our capital expenditures in future periods.

     We will continue to invest in the growth of our business; while at the same time, we expect to generate positive net cash flows in Q4 2001 as a result of cost controls and increased revenues. In Q1 2002, we anticipate negative net cash flows as a result of the timing of our annual incentive-based compensation payments, with positive net cash flows for the remainder of 2002. We may decide to use resources to fund acquisitions of complementary businesses and technologies. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to control costs, our resources may be depleted, and accordingly our current resources may be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations will be accounted for under the purchase method. Under SFAS No. 142, goodwill will no longer be amortized, but will be reduced only if it is found to be impaired. Goodwill will be tested for impairment annually or more frequently when events or circumstances occur indicating that goodwill might be impaired. A fair-value based impairment test would be used to measure goodwill for impairment. The provisions of these statements are effective for all business combinations completed after July 1, 2001 and fiscal years beginning after December 15, 2001 for existing goodwill. We believe the adoption of these standards will have a material impact on our consolidated financial statements as goodwill will no longer be amortized beginning in fiscal year 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the three months ended September 30, 2001 that would require an update to the disclosure in our Annual Report on Form 10-K/A, as filed with the SEC on May 10, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We previously reported that eleven securities fraud class action complaints were filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from our announcement on April 23, 2001 that, as a result of discussions with the staff of the SEC, we were considering amending our 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, we filed a motion seeking to dismiss all of the cases in their entirety. That motion is still pending before the Court. In addition, on September 23, 2001, an individual claiming to be a FreeMarkets shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and has been stayed pending a ruling on the Company's motion to dismiss those class actions.

     As we previously reported, since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with our IPO. The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased shares of our common stock in the after-market for the purpose of artificially inflating the price of the shares. In three of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations.

     In each instance, we believe that the plaintiffs' allegations are completely without merit, and we intend to defend all claims vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on November 14, 2001.

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