Form 10-K405
period 2001-12-31
FREEMARKETS INC
filed 2002-03-12
CIK 949968

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 1, 2002 (based upon the last reported sale price of such stock as reported by The Nasdaq National Market on such date) was $832,775,557 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's common stock outstanding as of the close of business on March 1, 2002 was 41,143,528.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be provided to stockholders in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" for a description of some of the risk factors that could cause our results to differ materially from our forward-looking statements.

OVERVIEW

     FreeMarkets creates business-to-business online auctions -- which we call markets -- and provides software and services to help buyers purchase or "source" industrial parts, raw materials, commodities and services. Our sourcing solutions combine web-based technology, market operations, supply market information and commodity expertise so that our customers can identify savings and enhance the efficiency of the process by which they source goods and services.

     Since 1995, our online markets have enabled our customers to purchase more than $30 billion worth of goods and services. Based upon the difference between the prices that our customers have historically paid for goods and services and the lowest prices identified in our markets, we estimate that we have helped our customers access $6.4 billion in potential savings.

     Our portfolio of sourcing solutions includes our FullSource(TM) offering and our QuickSource(TM) software application. Our FullSource offering enables our customers to access our web-based technology, market operations, supply market information, commodity expertise and sourcing services. Through FullSource, we help our customers identify and screen global suppliers and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. Our QuickSource software gives customers access to our web-enabled technology in order to create and run online markets on their own. We offer optional, add-on services designed to enhance the use of QuickSource, and provide our customers with additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives.

     In addition to our FullSource and QuickSource offerings, we also offer solutions for asset management. These solutions combine technology, market-making services, operations support and industry expertise to enable our customers to buy or sell used assets and surplus equipment.

INDUSTRY BACKGROUND

  GROWTH OF SOURCING SOFTWARE AND SERVICES

     The Internet is one of the fastest growing means of communication, globally reaching consumers and businesses. As the number of Internet users has grown, businesses have increasingly recognized the power of the Internet to streamline complex processes, lower costs and improve efficiency. One of the most complex and important business processes for many industries is the sourcing of goods and services, particularly direct materials, which are the industrial parts and raw materials that are incorporated into finished products.

     Before the Internet was used to enable buyers to source goods and services electronically, buyers often had to rely on suppliers with whom they had dealt in the past, making it difficult for new suppliers to compete for business. In addition, the purchasing process for direct materials is extremely complex. The reasons for this complexity range from the fact that direct materials are often custom-made to buyers' specifications, to the importance of product quality in supplier selection. Supply markets for many direct materials are often fragmented, leading to further complexity. Because these factors limit competition among suppliers, buyers may pay higher prices or obtain lower quality than they would in a more efficient market with better information and more readily available alternative sources of supply.

     The need for customization, the importance of quality, and the fragmentation of supply markets make the process of purchasing direct materials and many indirect goods and services inefficient, expensive and time-consuming. We believe that neither technology nor services alone can adequately address these issues. Rather, we think that effective sourcing requires a combination of web-based technology, market operations, supply market information and commodity expertise that satisfy buyers' needs.

FREEMARKETS' SOURCING SOFTWARE AND SERVICE SOLUTIONS

     Our sourcing software and service solutions combine web-based technology, market operations, supply market information and commodity expertise. These solutions are designed to help companies identify savings, enhance the efficiency of their sourcing process and achieve their strategic sourcing goals by enabling them to source direct materials and indirect goods and services online. In our marketplace, multiple suppliers from around the world can submit bids for a buyer's purchase order in a real-time interactive competition. Our markets feature "downward price" dynamic bidding in which suppliers continue to lower their prices until the market is closed. In our FullSource offering, we work with our customers to identify and screen suppliers, and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. This service creates a custom market for the goods and services being purchased by our customers. In our QuickSource offering, which is appropriate for less complex sourcing, our customers create their own markets, using our hosted application. Our solutions provide:

     - SOURCING EXPERTISE. Through the bidding of more than $30 billion in goods and services, we have collected and analyzed specialized information about many different product categories. Each time we create a market, we add to the knowledge we can apply to help our customers achieve their strategic sourcing objectives.

     - ROBUST, WEB-DEPLOYED SOURCING TECHNOLOGY. Our proprietary, web-based technology facilitates dynamic competitive bidding by enabling suppliers from around the world to submit bids in real time and to view competing bids within seconds after their submission. Our technology is capable of supporting both downward price, or "reverse" auctions, and traditional upward price auctions, and is flexible and adaptable to our customers' needs. Our technology has a number of patented and patent-pending features, and can easily be configured to support a complete range of more than 30 dynamic pricing formats and adapt to varied market conditions.

     - IN-DEPTH SUPPLY MARKET INFORMATION. We research and recruit suppliers from all over the world to participate in our online markets. Suppliers that have been researched and verified become part of our Global Supplier Network. Information about these suppliers is kept in a comprehensive database that incorporates business and contact profiles, as well as information about their manufacturing processes, quality assurance practices, market focus and facilities. This in-depth knowledge enables us to provide our customers with market information that they cannot easily generate themselves or obtain from other sources.

     - GLOBAL MARKET OPERATIONS. We operate Global Market Operations Centers (GMOCs) in Pittsburgh, Brussels and Singapore. These facilities allow us to coordinate and support our online markets around the world. Through our GMOCs, we coordinate and test events; develop and enforce market rules; monitor bidder connections and bidding activity to address technical issues or bidder problems; provide surrogate bidding for bidders who experience technical difficulties; train and support suppliers to use our sourcing software; and provide access to real-time event support in more than 30 languages.

     - MARKET INTEGRITY. Our markets enable our customers to evaluate competing suppliers on the basis of price, quality and performance in a process that is intended to be fair to all participating suppliers. The request for quotation that is distributed to potential suppliers provides detailed and clear specifications, so that all suppliers who participate in our markets have consistent information to use as a basis for their bids. Buyers and suppliers who participate in our markets agree in advance to a set of rules that are designed to ensure the integrity of the markets that we create. These rules give participating suppliers the confidence to submit their best bids.

     - SELF-SERVICE QUICKSOURCE OFFERING FOR LESS COMPLEX SOURCING. Our QuickSource hosted application enables customers who do not require our FullSource services to take advantage of our technology to create and run their own online markets. We offer optional, add-on services designed to enhance the use of QuickSource and ensure that our customers have additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives. These services include: market operations, professional education and training, and sourcing support.

CUSTOMERS

     Our customers are buyers of industrial parts, raw materials, commodities and services, and include many of the world's leading and largest corporations. We provide services to our customers under agreements that range from a few months to five years. Some of our agreements are cancelable by our customers on minimal notice and without substantial penalties. Our agreements typically provide us with revenues from fixed monthly fees. Some of our agreements for our FullSource offering also include performance incentive payments that are contingent upon our customer achieving specific market volume and/or savings thresholds. We never take title to or possession of any of the products that our customers source. We also do not oversee delivery of or payment for these products. We serve our customers from 18 locations in 14 countries on five continents. Over 90% of our revenues and fees in each of the last three years have been derived from customers whose headquarters are located within the United States.

COMPETITION

     A number of companies provide sourcing software and/or services. Competition in this market is rapidly evolving, and we expect competition to intensify in the future, which could lead to price reductions, reduced gross margins and loss of market share. We currently or potentially will compete with a number of other companies, including:

     - providers of sourcing technology, extending their offerings to include services or technology similar to ours;

     - professional service and consulting firms, and others offering services similar to ours; and

     - providers of stand-alone software products that make available to buyers technology for sourcing.

     Our sourcing solutions are one of many alternative approaches to sourcing that buyers may consider. Some of our current and potential competitors are larger and more established, and have significantly greater resources than we do. As a result, some of our current or potential competitors may be able to commit more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology development. In order to respond to changes within this competitive environment, we may from time to time make pricing, service, marketing or other strategic decisions that could adversely affect our operating results. In addition, competitors may introduce products or services that appear to be the same as ours, despite actual differences. In such an environment, we face the risk that customers will confuse our services with those of our competitors or choose a competitor with greater resources. We also face the risk that customers may attain poor results with other sourcing products or services and lose interest in doing business with us. General economic conditions may also adversely affect demand for our services. We may not be able to keep our current customers or secure new ones in light of these issues.

EMPLOYEES

     As of December 31, 2001, we had 1,000 employees worldwide, including 549 in account management, vertical markets and market operations, 95 in research and development, 181 in sales and marketing, 61 in technical operations and 114 in executive leadership, administration, human resources, legal, finance and facilities management. None of our employees is represented by a collective bargaining agreement, and we believe that we have good relations with our employees.

CORPORATE HISTORY

     We were originally incorporated in 1995 as "Online Markets Corporation". We changed our name to "FreeMarkets OnLine, Inc." shortly after our formation, and then changed our name again in September 1999 to "FreeMarkets, Inc."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND TRENDS ARE DIFFICULT TO PREDICT; IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, our revenues and fees in Q1 2001 decreased by 4% from Q4 2000 and increased at rates of 14%, 8% and 17%, respectively in the three quarters thereafter. We expect our revenues and fees in Q1 2002 to decline due to seasonal purchasing patterns and the stronger than expected revenue growth in Q4 2001. You should not rely upon our quarterly operating results as indicators of future performance. Our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. As a result, the price of our common stock may fall.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE

     The market for business-to-business electronic sourcing products and services is intensely competitive. If we cannot compete successfully, our business will suffer reduced revenues and operating results. As one of a number of companies providing services or products to the market for business-to-business electronic sourcing, we face the risk that existing and potential customers may choose to purchase competitors' services or products. If they do, then our revenues and operating results will be reduced. Given that barriers to entry are low, we expect competition to intensify as new competitors enter the market.

WE HAVE EXPERIENCED REVENUE AND FEE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND FEES AND OPERATING RESULTS, AND COULD CAUSE OUR STOCK TO FALL

     In 2000 and 2001, our top three and four customers, respectively, comprised over 20% of our revenues and fees. The loss of any one of these significant customers would reduce our revenues and fees and operating results, and may cause a decrease in our stock price.

OUR LIMITED OPERATING HISTORY MAKES PREDICTING FUTURE OPERATING RESULTS VERY DIFFICULT

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

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR FUTURE OPERATIONS AND OPERATING RESULTS

     The continued slowdown in the economy had an effect on our operations in the second half of 2001, which partially impacted the growth of our online market volume and contributed to a slowdown in the growth of our total customers over the third and fourth quarters of 2001. If the economic slowdown continues, customers may continue to defer or postpone their purchasing decisions. The slowdown may have the effect of increasing the length of sales cycles for our products and services. In addition, the amount of fixed monthly fees that we are able to negotiate for new customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

WE HAVE ACQUIRED AND MAY IN THE FUTURE ACQUIRE COMPLEMENTARY BUSINESSES OR TECHNOLOGIES

     In 2000 we acquired Surplus Record, Inc. and SR Auction, Inc. (collectively, "Surplus Record") and iMark.com, Inc. ("iMark"). If appropriate opportunities present themselves, we may acquire additional businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to successfully identify, negotiate or finance any future acquisition. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integrating any acquired company may produce unforeseen operating difficulties and expenditures, and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may never achieve any of the benefits that we might anticipate from an acquisition. If we make acquisitions, we may issue shares of stock that dilute other stockholders, incur debt or assume contingent liabilities. Any financing that we might need for acquisitions may only be available to us on terms that restrict our business or that impose additional costs that reduce our operating results.

WE MAY REDUCE THE CARRYING AMOUNT ON OUR BALANCE SHEET OF THE UNAMORTIZED GOODWILL FROM OUR ACQUISITION OF SURPLUS RECORD AND OUR INVESTMENT IN ADEXA; SUCH A REDUCTION WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS IN THE PERIOD IN WHICH IT OCCURS

     The carrying amount of our unamortized goodwill resulting from our acquisition of Surplus Record was $7.3 million as of December 31, 2001. Our policy is to periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we determine that the carrying amount of this goodwill is not recoverable, we would reduce the carrying amount in the period in which the determination is made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss is recognized.

     The carrying amount of the investment we made in Adexa as part of the mutual termination of our merger agreement was, as of December 31, 2001, equal to the cost of the investment, or $6 million. If we determine that the value of this investment has permanently declined, we would reduce the carrying amount of the investment. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss is recognized.

WE HAVE HISTORICALLY USED MORE CASH THAN WE GENERATE

     Since our inception, our operating and investing activities have used more cash than they have generated. Although we generated positive net cash flows in Q4 2001 and anticipate generating positive net cash flows in 2002, we may decide to use resources to fund acquisitions of complementary businesses and technologies. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to control costs, our resources may be depleted, and accordingly, our current resources may be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

WE HAVE HISTORICALLY GENERATED SIGNIFICANT LOSSES

     We experienced losses of $0.9 million, $1.4 million and $1.1 million in 1995, 1996 and 1997, respectively. We achieved a modest profit in 1998, but incurred losses of $21.8 million, $156.4 million and $295.2 million in 1999, 2000 and 2001, respectively, as a result of our efforts to invest in the actual and anticipated growth of our business. Our accumulated losses to date are $476.6 million. Our profitability will depend on whether we can increase revenues while controlling costs. We may not achieve profitability in the future, or sustain any future profitability.

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

OUR SPENDING ON INCREASED CAPACITY PRECEDES OUR RECEIPT OF REVENUES; THIS COULD CAUSE OUR COST OF REVENUES AS A PERCENTAGE OF REVENUES AND FEES TO BE VOLATILE

     We must hire personnel, acquire equipment and expand our facilities in anticipation of receiving revenues and fees in future periods. Because many of our expenses for these activities are components of our cost of revenues, the percentage of our cost of revenues to revenues and fees could be volatile.

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR OPERATING RESULTS WILL BE REDUCED

     We plan to increase expenditures for our sales and marketing efforts and development of new technology. Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to accurately forecast revenues. The difficulty of forecasting our revenues is increased due to current challenging economic conditions that face many of our existing and potential customers, and which may cause them to defer or postpone their purchasing decisions in response to changes in their business. If we fail to accurately predict revenues in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our operating results will be negatively affected.

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

FAILURE TO MANAGE OUR GROWTH COULD REDUCE OUR REVENUES OR OPERATING RESULTS

     Rapid expansion can strain our infrastructure, management, internal controls and financial systems. We may not be able to effectively manage our present growth or any future expansion. We have experienced significant growth over the past few years. To support our growth, we have hired the majority of our employees over the last two years. This rapid growth has placed strains on our ability to integrate and properly train our new employees. Inadequate integration and training of our employees may result in underutilization of our workforce and may reduce our revenues or operating results. The recent challenging economic conditions have exacerbated these issues by making it more difficult to match our staffing requirements with our anticipated level of business operations.

OUR SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT THE DECISION TO PURCHASE OUR SERVICES

     Our sales cycle is long, typically taking from two to six months from initial customer contact until we sign a contract. Not every potential customer that we solicit actually purchases our services. Because we offer a new method of industrial purchasing, we must educate potential customers on the use and benefits of our services. We need to spend a significant amount of time with multiple decision makers in a prospective customer's organization to sell our services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that customers will purchase our services include:

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

IF OUR SHORT-TERM SERVICE AGREEMENTS DO NOT LEAD TO LONG-TERM SERVICE AGREEMENTS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new customer by entering into a short-term service agreement that we hope will lead to a long-term service agreement. Failure to move a sufficient number of customers from short-term to long-term service agreements could hurt our operating results. Our initial agreement with a customer usually involves a period of trial and evaluation with relatively small volume online markets. This initial period, in which we learn about our customer's business and its related product categories, and educate our customer about the best use of our services for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term service agreement often involves more frequent and larger volume bids. Customers may decide not to enter into a long-term service agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our cost of revenues as a percentage of revenues are typically higher at the outset of a relationship than those which we may incur later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure.

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

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CUSTOMERS' CONFIDENCE IN OUR RELIABILITY

     A significant disruption in our marketplace could seriously undermine our customers' confidence in our business. Our customers hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions in our marketplace, with the most significant being a breakdown in the connectivity between suppliers and our technology. This connectivity is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids in a timely manner. Any interruptions in our service may undermine actual and potential customers' confidence in the reliability of our business.

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

     Some of the elements set forth above are not within our control, such as Internet connectivity and software, hardware and telecommunications equipment we purchase from others. We frequently have market participants from outside North America who may use older or inferior technologies that may not operate properly. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Our business interruption insurance would not compensate us fully for any losses that may result from these disruptions.

THE LOSS OF OUR KEY EXECUTIVES COULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of the executive officers identified in this Form 10-K in the section titled "Management", and the loss of any of these executives could disrupt our growth.

IF WE FAIL TO CONTINUALLY IMPROVE OUR TECHNOLOGY, OUR BUSINESS WILL SUFFER

     Our services and the business-to-business electronic sourcing market are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new technology on a timely basis or at all. If we fail to introduce new technology or to improve our existing technology in response to industry developments, we could experience frustration from our customers that could lead to a loss of revenues.

     Our technology is complex, and accordingly, may contain undetected errors or defects that we may not be able to fix. In the past, we have discovered software errors in new versions of our software after their release. Further, any new technology we introduce, or plan to introduce, may not achieve the results or gain the market acceptance we anticipate. Reduced market acceptance of our services or software due to errors or defects in our technology would harm our business by reducing revenues and could damage our reputation in the marketplace.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OTHERS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our software, to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have obtained five patents on aspects of our technology and business processes, and have filed applications for additional patents. However, we cannot assure you that our existing patents or any patent that may be issued in the future will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes, or that they will result in commercial advantages for us. We have also obtained and applied for Unites States and foreign registrations for certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

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

OTHERS MAY ASSERT THAT OUR TECHNOLOGY INFRINGES THEIR INTELLECTUAL PROPERTY
RIGHTS

     We do not believe that we infringe the proprietary rights of others but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technology.

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE MARKET SERVICES MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online sourcing, other than regulations generally applicable to all businesses. However, the Internet has rapidly emerged as a sourcing medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and globally facilitate sales of goods to customers, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

     As an Internet company, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties, and could result in our inability to enforce contracts in that jurisdiction.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our services to international buyers and often have international suppliers participate in our marketplace. We have locations in Europe, Asia, Australia and South America that serve our customers based abroad, as well as the European, Asian, Australian and South American operations of our multinational customers based in the United States. We may establish similar locations in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our operating results. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

     The market price for our common stock is highly volatile and subject to wide fluctuations in response to the risks described above and many other factors, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly over the last two years.

                                   MANAGEMENT

     The following table sets forth information regarding our executive officers as of March 1, 2002.

        NAME          AGE                            POSITION(S)
--------------------  ---    ------------------------------------------------------------
Glen T. Meakem......  38     Chief Executive Officer and Chairman of the Board
David J. Becker.....  38     President, Chief Operating Officer and Director
                             Executive Vice President, Chief Financial Officer and
Joan S. Hooper......  44     Treasurer
David H.                     Executive Vice President of Worldwide Commercial Operations
  McCormick.........  36

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

     JOAN S. HOOPER has served as Executive Vice President since May 2001 and as Chief Financial Officer and Treasurer since September 1999. Before becoming Executive Vice President, Ms. Hooper served as Senior Vice President since June 2000. Prior to becoming Senior Vice President, Ms. Hooper served as a Vice President from September 1999. Prior to joining FreeMarkets, Ms. Hooper was employed by AT&T Corp. from March 1979 to September 1999, serving in several key financial and senior management positions within various divisions, including divisions that are now independent companies -- Lucent Technologies, Inc., US West, Inc. and NCR Corp. Ms. Hooper's most recent position was a Financial Vice President of AT&T Business Services. Ms. Hooper is a Certified Public Accountant and Certified Management Accountant.

     DAVID H. MCCORMICK has served as Executive Vice President since May 2001. Before becoming Executive Vice President, Mr. McCormick served as Senior Vice President and General Manager of Core Business Markets since June 2000 and as Vice President and General Manager of Core Business Markets since December 1999. Prior to joining FreeMarkets, Mr. McCormick was a consultant with McKinsey & Company, Inc. since 1996.

ITEM 2.  PROPERTIES

     Our corporate offices are located in leased space at FreeMarkets Center, 210 Sixth Avenue, Pittsburgh, Pennsylvania. The telephone number of our principal executive office is (412) 434-0500.

     Our headquarters in Pittsburgh, Pennsylvania currently occupies 182,000 square feet of office space under a lease that expires in May 2010. We believe that our existing facilities in Pittsburgh, coupled with options we have to lease additional space, are adequate for our growth needs for the next several years. We also lease office space in four other North American metropolitan areas, as well as four in Europe and six in Asia and Australia. We may add additional offices in the United States and in other countries.

ITEM 3.  LEGAL PROCEEDINGS

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the staff of the Securities and Exchange Commission ("SEC"), the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon Corporation ("Visteon"). All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. That motion is still pending before the Court. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and has been stayed pending a ruling on the Company's motion to dismiss those class actions. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. An amended consolidated complaint has not yet been filed. The Company and the individual defendants believe that the claims asserted against them are without merit, and they intend to defend these claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999 under the symbol "FMKT". On March 1, 2002, the last sale price of the common stock was $21.30 per share. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              THREE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                    MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2001
                                    --------------   -------------   ------------------   -----------------
PRICE RANGE PER SHARE
  Low.............................     $  6.88          $  6.25            $ 8.90              $10.37
  High............................     $ 27.00          $ 24.43            $22.95              $25.01

                                                              THREE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                    MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
                                    --------------   -------------   ------------------   -----------------
PRICE RANGE PER SHARE
  Low.............................     $119.88          $ 36.75            $37.63              $16.00
  High............................     $370.00          $135.00            $92.06              $58.50

     As of March 1, 2002, there were approximately 461 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

     In December 2001, we sold 194,000 shares of our common stock to Mitsubishi Corporation ("Mitsubishi") at a price of $15.46 per share (based on the average of the closing prices of our common stock over the 20 trading days prior to the sale) for a total purchase price of $3.0 million. The sale of shares to Mitsubishi was exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       2001        2000        1999        1998        1997
                                     ---------   ---------   ---------   ---------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues...........................  $ 147,595   $  83,339   $  20,880   $   7,801   $   1,783
                                     ---------   ---------   ---------   ---------   ---------
Operating costs and expenses:
  Cost of revenues.................     70,835      48,896      12,166       4,258       1,149
  Research and development,
     excluding stock
     compensation..................     20,067      19,121       4,913         842         292
  Sales and marketing, excluding
     stock compensation and warrant
     costs.........................     51,304      41,505      11,939         656         586
  General and administrative,
     excluding stock
     compensation..................     32,086      33,720       9,294       2,026         837
  Stock compensation and warrant
     costs.........................      8,569       6,411       5,200          --          --
  Goodwill amortization............     47,770      90,749          --          --          --
  Restructuring charges and
     terminated merger-related
     costs.........................      9,817          --          --          --          --
  Goodwill impairment..............    204,261          --          --          --          --
  Write-off of in-process research
     and development...............         --       7,397          --          --          --
                                     ---------   ---------   ---------   ---------   ---------
Total operating costs and
  expenses.........................    444,709     247,799      43,512       7,782       2,864
                                     ---------   ---------   ---------   ---------   ---------
Operating (loss) income............   (297,114)   (164,460)    (22,632)         19      (1,081)
  Interest and other income, net...      2,665       8,409         833         215          20
                                     ---------   ---------   ---------   ---------   ---------
Net (loss) income before taxes.....   (294,449)   (156,051)    (21,799)        234      (1,061)
  Provision for income taxes.......        782         361          22          --          --
                                     ---------   ---------   ---------   ---------   ---------
Net (loss) income..................  $(295,231)  $(156,412)  $ (21,821)  $     234   $  (1,061)
                                     =========   =========   =========   =========   =========
Earnings per share:
  Basic............................  $   (7.48)  $   (4.21)  $   (1.46)  $    0.02   $   (0.10)
  Diluted..........................      (7.48)      (4.21)      (1.46)       0.01       (0.10)
Weighted average shares:
  Basic............................     39,492      37,189      14,914      11,192      10,618
  Diluted..........................     39,492      37,189      14,914      26,777      10,618

                                                        AS OF DECEMBER 31,
                                     ---------------------------------------------------------
                                       2001        2000        1999        1998        1997
                                     ---------   ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and marketable investments....  $ 103,489   $ 121,148   $ 210,244   $   1,656   $   1,999
Working capital....................     88,622     108,873     208,850       3,814       2,783
Total assets.......................    189,392     462,546     231,654       6,870       3,336
Long-term debt, excluding current
  portion..........................      2,904         544       3,278         413          --
Total stockholders' equity.........    149,645     416,797     218,654       4,592       3,052

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

     Our financial condition and results of operations are determined based on the application of our accounting policies, as discussed in Note 2 to the consolidated financial statements. These policies can be subject to judgments and estimations, and different amounts could be reported using different assumptions and estimates. We use our best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. Reference should be made to the "Revenues" section of the Management's Discussion and Analysis for a discussion regarding critical accounting policies and judgments associated with revenue recognition.

OVERVIEW

     FreeMarkets creates business-to-business online auctions -- which we call markets -- and provides software and services to help buyers purchase or "source" industrial parts, raw materials, commodities and services. Our sourcing solutions combine web-based technology, market operations, supply market information and commodity expertise so that our customers can identify savings and enhance the efficiency of the process by which they source goods and services.

     Since 1995, our online markets have enabled our customers to purchase more than $30 billion worth of goods and services. Based upon the difference between the prices that our customers have historically paid for goods and services and the lowest prices identified in our markets, we estimate that we have helped our customers access $6.4 billion in potential savings.

     Our portfolio of sourcing solutions includes our FullSource(TM) offering and our QuickSource(TM) software application. Our FullSource offering enables our customers to access our web-based technology, market operations, supply market information, commodity expertise and sourcing services. Through FullSource, we help our customers identify and screen global suppliers and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. Our QuickSource software gives customers access to our web-enabled technology in order to create and run online markets on their own. We offer optional, add-on services designed to enhance the use of QuickSource, and provide our customers with additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives.

     In addition to our FullSource and QuickSource offerings, we also offer solutions for asset management. These solutions combine technology, market-making services, operations support and industry expertise to enable our customers to buy or sell used assets and surplus equipment.

DETERMINATION OF FULLSOURCE ONLINE MARKET VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create online markets on behalf of our customers as part of our FullSource offering. We measure this online market volume by multiplying the lowest bid price per unit in each online market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate online market volume for the estimated term. We do not measure QuickSource volume since this is a hosted application that enables customers to create and run their own online markets, and as a result, we do not believe that volume from these online markets can be adequately validated.

     Online market volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers' purchasing needs, the timing of the addition of new customers, the length of our customer contracts and the industry in which the items in the online markets will be used. Online market volume has varied in the past, and we expect it to vary in the future. The following table sets forth our online market volume for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                               2001      2000     1999    1998   1997
                                              -------   ------   ------   ----   ----
                                                            (IN MILLIONS)
FullSource online market volume.............  $16,669   $9,928   $2,725   $979   $257

     We believe that the savings achievable by customers through our online markets is an indicator of the effectiveness of our online market services. To estimate these savings, we compare the last price paid by our customer for the items in our online markets against the lowest bid price for those items. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our online market or our customer may not actually buy all or any of the items for which bids have been received in our online markets.

     Many of our agreements with customers provide for incentive compensation based on online market volume and/or savings. These agreements may calculate online market volume or savings differently than the methods we use to calculate online market volume and savings for the purposes described above.

REVENUES

     We generate revenues under service and access agreements with our customers. Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated online market volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. Fixed monthly fees from our FullSource offering constitute a majority of our revenues, and we expect that these fixed fees will continue to constitute a majority of our revenues in the foreseeable future. We recognize revenues from our fixed monthly FullSource fees ratably as we provide services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our service agreements permit early termination by our customers without penalty.

     Many of the service agreements for our FullSource offering include performance incentive payments that are contingent upon our customer achieving specific online market volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that as our volume grows, the revenues attributable to these incentive payments will also grow over time in terms of absolute dollars, but not necessarily as a percentage of revenues.

     The agreements for our QuickSource offering provide for revenues from fixed monthly fees. The monthly fees that we receive are for providing access to our technology and for add-on services. Negotiated monthly access fees for our QuickSource offering vary by customer, and reflect the anticipated number of customer users and add-on services. We recognize revenues from our QuickSource offering as we provide access or add-on services.

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees, and, if specified volume thresholds are exceeded, additional variable fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract. At the time we executed the service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the SEC staff, we exclude from our revenues the fees we earn from Visteon, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators, we treat the fees we earn from Visteon in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under our service contract with
Visteon:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------     -------
                                                                 (IN THOUSANDS)
Revenues and fees characterized as payment for warrant......  $158,845     $91,276
Less fees characterized as payment for warrant..............    11,250       7,937
                                                              --------     -------
Revenues....................................................  $147,595     $83,339
                                                              ========     =======

     Our relationship with Visteon is a standard customer relationship (except for the warrant). We do not expect to recognize revenues under our Visteon service contract for either the fixed or any variable fees we earn during the term of the contract, which expires in 2005, because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2000      1999
                                                              -----     -----     -----
Revenues and fees characterized as payment for warrant......   100%      100%      100%
  Less fees characterized as payment for warrant............     7         9        --
                                                              ----      ----      ----
Revenues....................................................    93        91       100
Operating costs and expenses:
  Cost of revenues..........................................    45        54        58
  Research and development, excluding stock compensation....    13        21        24
  Sales and marketing, excluding stock compensation and
     warrant costs..........................................    32        45        57
  General and administrative, excluding stock
     compensation...........................................    20        37        45
  Stock compensation and warrant costs......................     5         7        25
  Goodwill amortization.....................................    30        99        --
  Restructuring charges and terminated merger-related
     costs..................................................     6        --        --
  Goodwill impairment.......................................   129        --        --
  Write-off of in-process research and development..........    --         8        --
                                                              ----      ----      ----
Operating loss..............................................  (187)     (180)     (109)
  Interest and other income, net............................     2         9         4
                                                              ----      ----      ----
Net loss before taxes.......................................  (185)     (171)     (105)
  Provision for income taxes................................     1         0         0
                                                              ----      ----      ----
Net loss....................................................  (186%)    (171%)    (105%)
                                                              ====      ====      ====

YEARS ENDED DECEMBER 31, 2001 AND 2000

  REVENUES

     Revenues and fees increased 74% from $91.3 million in 2000 to $158.8 million in 2001. The increase in revenues and fees is primarily attributable to the addition of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 25% from 100 in 2000 to 125 in 2001. Additionally, our FullSource online market volume grew 68% from $9.9 billion in 2000 to $16.7 billion in 2001. To a lesser extent, the increased revenues were also attributable to the introduction of our QuickSource offering. We anticipate our FullSource offering will continue to account for a substantial majority of our revenues in the foreseeable future. Revenues in 2000 and 2001 exclude fees of $7.9 million and $11.3 million, respectively, from our contract with Visteon.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $48.9 million in 2000 to $70.8 million in 2001. As a percentage of revenues and fees, cost of revenues decreased from 54% in 2000 to 45% in 2001. The increase in absolute dollar amounts from 2000 to 2001 reflects a 42% increase in the average number of market making staff to serve our growing customer base and a full year of the increased cost of operations due to the expansion of our office space and services into international locations which took place throughout 2000. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues and fees from 2000 to 2001 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain expertise in various supply markets. We expect our cost of revenues as a percentage of revenues and fees in fiscal year 2002 will be lower than 2001.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $19.1 million, or 21% of revenues and fees in 2000, to $20.1 million, or 13% of revenues and fees in 2001. The increase in absolute dollars was primarily related to additional development efforts in the first half of 2001. This period of time reflected an increase in the number of research and development staff and associated costs for the development of our QuickSource software application, which was released in February 2001, and the continued development of our BidWare software and other web-based technology, which is designed to further improve staff productivity. During the second half of 2001, our research and development costs were lower than the corresponding period of 2000 due to a decrease in the number of outsourced consulting staff and associated costs as a result of the restructuring in Q2 2001. We expect that our research and development costs as a percentage of revenues and fees in fiscal year 2002 will be higher than 2001.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION AND WARRANT COSTS. Sales and marketing costs increased from $41.5 million, or 45% of revenues and fees in 2000, to $51.3 million, or 32% of revenues and fees in 2001. The increase in absolute dollars reflects an 88% increase in average sales and marketing staff, slightly offset by a 17% decrease in marketing and trade show costs. We expect that our sales and marketing costs as a percentage of revenues and fees in fiscal year 2002 will be slightly lower than 2001.

     GENERAL AND ADMINISTRATIVE, EXCLUDING STOCK COMPENSATION. General and administrative costs decreased from $33.7 million, or 37% of revenues in 2000, to $32.1 million, or 20% of revenues and fees in 2001. The decrease in absolute dollars was primarily related to a decrease in the number of personnel in the areas of human resources, finance and facilities management in the second half of 2001, as well as the net effect of reducing the cost of our satellite locations. During the first half of 2001, our general and administrative costs were higher than the corresponding period of 2000, and related primarily to the expansion of our office infrastructure. We expect that our general and administrative costs as a percentage of revenues and fees in fiscal year 2002 will be lower than 2001.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 2000 and 2001, $414,000 and $253,000, respectively, was amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In 2000 and 2001, $13.5 million and $19.1 million, respectively, was amortized related to this warrant, with $7.9 million and $11.3 million, respectively, reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $5.6 million and $7.8 million, respectively, as stock compensation and warrant costs. In 2000 and 2001, $461,000 and $470,000, respectively, of stock compensation was recorded due to modifications of stock options held by former employees.

     GOODWILL. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $90.7 million and $47.8 million was amortized in 2000 and 2001, respectively. In Q2 2001, we re-evaluated our product and technology strategy and determined that we are no longer using the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. In accordance with new accounting standards effective January 1, 2002, goodwill will not be amortized, and will instead be reviewed at least annually for impairment.

     RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS. In 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who have left the Company. In February 2001, we signed a merger agreement to acquire Adexa, Inc., a provider of software products. In June 2001, the parties mutually agreed to terminate their proposed merger without payment of any termination fees. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in 2001.

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $8.4 million in 2000 and $2.7 million in 2001. The decrease was primarily attributable to reduced interest income on decreased cash and marketable investments in 2001. In 2000, we earned $10.1 million at a weighted-average rate of return of 6.1%, compared to $4.5 million at a rate of return of 4.0% in 2001.

     Interest and other income was partially offset by $1.0 million and $500,000 of asset write-offs in 2000 and 2001, respectively.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $361,000 in 2000 and $782,000 in 2001. The increase is primarily attributable to higher foreign income taxes due to the Company's international expansion in 2000 and 2001.

YEARS ENDED DECEMBER 31, 2000 AND 1999

  REVENUES

     Revenues and fees increased 337% from $20.9 million in 1999 to $91.3 million in 2000. The increase in revenues and fees is primarily attributable to a larger number of new customers for which we conducted online markets, as well as increased use of our services by existing customers. The number of customers served increased 186% from 35 in 1999 to 100 in 2000. FullSource online market volume grew 264% from $2.7 billion in 1999 to $9.9 billion in 2000. Revenues in 2000 exclude fees of $7.9 million from our contract with Visteon.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $12.2 million in 1999 to $48.9 million in 2000. As a percentage of revenues and fees, cost of revenues decreased from 58% in 1999 to 54% in 2000. The increase in absolute dollar amounts from 1999 to 2000 reflects an increase in the number of market making staff to serve our growing customer base and the increased cost of our operations due to the expansion of our office space and services into international locations. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues and fees from 1999 to 2000 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities.

     RESEARCH AND DEVELOPMENT, EXCLUDING STOCK COMPENSATION. Research and development costs increased from $4.9 million, or 24% of revenues in 1999, to $19.1 million, or 21% of revenues and fees in 2000. The increase in absolute dollars relates primarily to an increase in the number of research and development staff and associated costs for the continued development of our BidWare software and other market making technology, which is designed to further improve staff productivity. As a result of a change in certain information technology initiatives, we recognized additional depreciation and other charges of $1.6 million in Q3 2000 related to capitalized software and other computer equipment.

     SALES AND MARKETING, EXCLUDING STOCK COMPENSATION AND WARRANT COSTS. Sales and marketing costs increased from $11.9 million, or 57% of revenues in 1999, to $41.5 million, or 45% of revenues and fees in 2000. The increase in absolute dollars reflects a significant growth in sales and marketing staff, public relations costs, trade shows and advertising as we pursued our brand and business development strategy and accelerated our spending on potential future growth.

     GENERAL AND ADMINISTRATIVE, EXCLUDING STOCK COMPENSATION. General and administrative costs increased from $9.3 million, or 45% of revenues in 1999, to $33.7 million, or 37% of revenues and fees in 2000. The increase in absolute dollars is primarily attributable to the addition of personnel to our general and administrative staff in the areas of technical operations, human resources, legal, finance and facilities management. The increase can also be attributed to the expansion of our infrastructure from four offices at the end of 1999 to eighteen offices at the end of 2000, many of which are international offices to support our growing customer base. As a result of our transition to a globally-integrated enterprise resource planning system, we recognized additional depreciation and other charges of $1.2 million in Q3 2000 related to software and other computer equipment.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 1999 and 2000, $451,000 and $414,000, respectively, was amortized related to these grants. In September 1999, we recorded $4.5 million of warrant costs related to a warrant granted to a customer. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In 2000, $13.5 million was amortized related to this warrant, with $7.9 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $5.6 million as stock compensation and warrant costs. In 2000, $461,000 of stock compensation was recorded due to options issued to a consultant and modification of stock options held by a former employee.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $90.7 million was amortized in 2000.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. Also in connection with our acquisition of iMark in March 2000, we recorded a one-time write-off of in-process research and development of $7.4 million.

  INTEREST AND OTHER INCOME, NET

     Interest and other income was $833,000 in 1999 and $8.4 million in 2000. The increase was primarily attributable to increased interest income from the investment of proceeds from our IPO into interest-bearing, investment grade securities. In 2000, we earned $10.1 million of interest income at a weighted-average rate of return of 6.1%. Interest and other income was partially offset by $1.0 million of asset write-offs in 2000.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $22,000 in 1999 and $361,000 in 2000. The increase is primarily attributable to higher foreign income taxes due to the Company's international expansion in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues and equity financing transactions, and to a lesser extent bank borrowings. In December 1999, we completed our IPO, which resulted in net proceeds of $182.2 million. As of December 31, 2001, we had cash and cash equivalents of $80.5 million, marketable investments of $23.0 million and working capital of $88.6 million. Our average days sales outstanding ("DSO") improved from 69 days in 2000 to 68 days in 2001. On a quarterly basis, our average DSO improved from 68 days in Q4 2000 to 57 days in Q4 2001.

     Net cash used in operating activities totaled $15.9 million in 1999, $40.2 million in 2000 and $14.7 million in 2001. The use of cash in 1999, 2000 and 2001 related primarily to the operating losses generated by our investment in the growth of our business, including an increase in personnel from 105 at the end of 1998, to 376 in 1999, to 968 in 2000, and to 1,000 at the end of 2001. In
addition, in March 1999, we began leasing a significantly larger corporate headquarters facility. The lease, which runs through May 2010, currently requires an annual lease payment of $3.8 million. Our lease payments will grow as we take additional office space. Net cash used in operating activities in 2000 and 2001 does not reflect $5.0 million and $10.3 million, respectively, received under our service contract with Visteon.

     Net cash used in investing activities totaled $43.7 million in 1999 and $91.5 million in 2000, while net cash provided by investing activities totaled $24.4 million in 2001. During 1999 and 2000, we spent approximately $10.4 million and $39.6 million, respectively, to furnish our new facility in Pittsburgh, PA and purchase computing and telecommunications equipment to accommodate our increase in personnel. The increase in capital expenditures in 2000 was also attributable to the buildout of our international facilities. We also used $16.7 million related primarily to our acquisition of Surplus Record that closed in March 2000. In 2001, we incurred $17.3 million of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000 and 2001, we expect to continue to decrease our capital expenditures in future periods. In June 2001, we also invested $6.0 million in Adexa concurrently with the termination of our merger agreement that had been signed in February 2001. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash outflow in 1999 and 2000 was $33.0 million and $35.1 million, respectively, while our net cash inflow was $45.3 million in 2001.

     Net cash provided by financing activities totaled $235.1 million in 1999, $7.5 million in 2000 and $17.9 million in 2001. The positive financing cash flows in all years primarily reflect the net proceeds from the issuance of stock (including our IPO in 1999, issuance of stock under the employee stock purchase plan in 2000 and 2001, the exercise of stock options and warrants, and an equity investment of $3.0 million by Mitsubishi Corporation in 2001). Cash provided by financing activities in 2000 and 2001 includes $5.0 million and $10.3 million, respectively, received under our service contract with Visteon. We have determined, based on a review by the SEC staff in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum borrowing base of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. As of December 31, 2001, $3.9 million was outstanding under the term loan and the interest rate was 5.25%. At December 31, 2001, $17.1 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes requirements as to capital expenditures, minimum tangible net worth, maximum net loss and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility.

     We will continue to invest in the growth of our business. In Q1 2002, we anticipate negative net cash flows as a result of the timing of our annual incentive-based compensation payments, with positive net cash flows for the remainder of 2002. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our marketable investments allocation between short-term and long-term reflects our anticipated cash flow requirements for the future. As of December 31, 2001, the long-term marketable investment allocation has increased due to improved operating cash flows in the second half of 2001. If we are unable to control costs, our resources may be depleted, and accordingly, our current resources may not prove to be sufficient for this time period. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     Our contractual obligations and commercial commitments as of December 31, 2001 are as follows (in thousands):

                                                                    PAYMENT DUE BY PERIOD
                                                 ------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS           TOTAL     LESS THAN 1 YEAR   1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
----------------------------         ---------   ----------------   -----------   -----------   -------------
Long-term debt, including current
  portion..........................   $ 4,438         $1,534          $ 2,904       $    --        $    --
Operating leases...................    55,953          7,732           20,690        13,381         14,150
                                      -------         ------          -------       -------        -------
Total contractual cash
  obligations......................   $60,391         $9,266          $23,594       $13,381        $14,150
                                      =======         ======          =======       =======        =======

                                        TOTAL             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       AMOUNTS    -----------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS          COMMITTED   LESS THAN 1 YEAR   1 - 3 YEARS   4 - 5 YEARS   OVER 5 YEARS
----------------------------          ---------   ----------------   -----------   -----------   ------------
Standby letters of credit...........   $ 1,155         $1,155               --            --            --

INCOME TAXES

     The provision for income taxes consisted of foreign taxes of $22,000, $361,000 and $782,000 in 1999, 2000 and 2001, respectively. There has been no provision for U.S. federal or state income taxes as we have incurred a net taxable loss in each of these periods. We recorded foreign income tax provisions relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on our behalf, as well as income taxes generated in certain foreign jurisdictions.

     As of December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $130.5 million that will expire beginning in years 2010 and 2005, respectively.

     In addition, we had federal and state tax credit carryforwards of approximately $2.6 million, which expire beginning in the years 2010 and 2014, respectively.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

EARNINGS PER SHARE

     We compute earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially diluted common shares are comprised of the weighted average outstanding stock options and warrants during each respective period, as determined by the treasury stock method. In 1999, 2000, and 2001, potentially dilutive common shares of 21.9 million, 11.0 million and 4.9 million, respectively, were excluded from earnings because of our net loss position.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, which was effective for all quarters beginning January 1, 2001, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments. The adoption of this standard did not have a material impact on our consolidated financial statements.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill, and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001.

     SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, theses assets must be reviewed at least annually for impairment.

     We will adopt the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. We will no longer record goodwill amortization in the future. In 2001, goodwill amortization for the Surplus Record acquisition was $5.9 million.

     SFAS No. 142 also requires that goodwill be tested for impairment using the two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. We have not yet determined what effect these impairment tests will have on our earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the APB Opinion No. 30 requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of this standard will not have a material impact on our financial statements.

     In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. We are required to adopt the guidance effective January 1, 2002. Currently, we record "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, we will record these reimbursements as revenue, with a corresponding increase in operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The application of this guidance will result in an increase of approximately $1.5 million to $2.0 million in quarterly revenues and cost of revenues in 2002, with no impact on operating or net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FOREIGN CURRENCY RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers headquartered in the United States. We have several locations in Europe, Asia, Australia and South America. In the future, a larger portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results are subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets.

     We believe that our most significant risk related to foreign currency is cash flow risk. Since the majority of our foreign currency denominated cash flows relate to funding the operations of our Belgian and Singapore subsidiaries, and those currencies relative to the United States dollar did not materially fluctuate during 2001, we do not believe this risk is material. We have and will continue to monitor our exposure to currency fluctuations, and when appropriate, we will continue to use financial hedging techniques to minimize the effect of these fluctuations in the future. At December 31, 2001, we had outstanding foreign exchange contracts to purchase E1.0 million that had remaining maturities of two months or less. Assuming a hypothetical 10% change in applicable December 31, 2001 forward rates would result in a pretax gain or loss of approximately $90,000 related to these positions. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

  INTEREST RATE RISK

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because most of our investments are in short-term instruments. At December 31, 2001, our cash and marketable investments were $103.5 million and our average rate of return was 4.0%. Assuming a 10% hypothetical change in this average rate, our investment income would increase or decrease by approximately $400,000. Based on current rates, we anticipate our rate of return in 2002 to approximate 2% to 4%.

     Borrowings under our existing revolving credit facility and term loan are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. We had $4.4 million of debt outstanding at December 31, 2000 and 2001. Average effective interest rates were 9.9% in 2000 and 6.9% in 2001. Assuming a hypothetical change of 10% in our effective interest rate from year end 2001 levels would increase or decrease interest expense by approximately $30,000. We cannot assure you that interest rate fluctuations will not harm our business in the future.

  EURO CONVERSION

     On January 1, 1999, certain member countries of the European union established fixed conversion rates between their existing currencies and the Euro. The transition period for the introduction of the Euro ends June 30, 2002. Issues facing us as a result of the introduction of the Euro include converting information technology systems, reassessing currency risk and processing tax and accounting records. We continue to address these issues, and do not currently expect the Euro to have a material effect on our financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................    27
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    28
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001...............    29
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001.....    30
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...............    31
Notes to Consolidated Financial Statements..................    32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FreeMarkets, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FreeMarkets, Inc. and Subsidiaries (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2002

                       FREEMARKETS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 80,482   $ 52,991
  Short-term marketable investments.........................     7,337     68,157
  Accounts receivable, net of allowance for doubtful
     accounts of $1,015 and $903 as of December 31, 2001 and
     2000, respectively.....................................    32,346     27,861
  Other current assets......................................     5,300      5,069
                                                              --------   --------
     Total current assets...................................   125,465    154,078
  Long-term marketable investments..........................    15,670         --
  Property and equipment, net...............................    33,623     43,714
  Goodwill and other assets, net............................    14,634    264,754
                                                              --------   --------
     Total assets...........................................  $189,392   $462,546
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,741   $  9,517
  Accrued incentive compensation............................    11,288     10,235
  Accrued acquisition costs.................................        --      4,676
  Accrued restructuring costs...............................       863         --
  Other current liabilities.................................    17,417     16,890
  Short-term borrowings.....................................        --      3,703
  Current portion of long-term debt.........................     1,534        184
                                                              --------   --------
     Total current liabilities..............................    36,843     45,205
Long-term debt..............................................     2,904        544
                                                              --------   --------
     Total liabilities......................................    39,747     45,749
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized;
     zero shares issued and outstanding as of December 31,
     2001 and 2000..........................................        --         --
  Common stock, $.01 par value, 500,000 shares authorized;
     40,731 and 38,788 shares issued and outstanding as of
     December 31, 2001 and 2000, respectively...............       407        388
  Additional capital........................................   549,197    503,065
  Unearned stock-based compensation.........................      (254)      (556)
  Stock purchase warrants...................................    76,388     95,484
  Accumulated other comprehensive income (loss).............       551       (171)
  Accumulated deficit.......................................  (476,644)  (181,413)
                                                              --------   --------
     Total stockholders' equity.............................   149,645    416,797
                                                              --------   --------
     Total liabilities and stockholders' equity.............  $189,392   $462,546
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                2001           2000           1999
                                                            ------------   ------------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................................   $ 147,595      $  83,339      $  20,880
                                                             ---------      ---------      ---------
Operating costs and expenses:
  Cost of revenues........................................      70,835         48,896         12,166
  Research and development, excluding stock...............                     19,121
     compensation.........................................      20,067                         4,913
  Sales and marketing, excluding stock compensation and
     warrant costs........................................      51,304         41,505         11,939
  General and administrative, excluding stock
     compensation.........................................      32,086         33,720          9,294
  Stock compensation and warrant costs....................       8,569          6,411          5,200
  Goodwill amortization...................................      47,770         90,749             --
  Restructuring charges and terminated merger-related
     costs................................................       9,817             --             --
  Goodwill impairment.....................................     204,261             --             --
  Write-off of in-process research and development........          --          7,397             --
                                                             ---------      ---------      ---------
  Total operating costs and expenses......................     444,709        247,799         43,512
                                                             ---------      ---------      ---------
     Operating loss.......................................    (297,114)      (164,460)       (22,632)
  Interest and other income, net..........................       2,665          8,409            833
                                                             ---------      ---------      ---------
     Net loss before taxes................................    (294,449)      (156,051)       (21,799)
Provision for income taxes................................         782            361             22
                                                             ---------      ---------      ---------
     Net loss.............................................   $(295,231)     $(156,412)     $ (21,821)
                                                             =========      =========      =========
Earnings per share:
     Basic and diluted....................................   $   (7.48)     $   (4.21)     $   (1.46)
                                                             =========      =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                       CONVERTIBLE                            UNEARNED      STOCK         OTHER
                                        PREFERRED    COMMON    ADDITIONAL   STOCK-BASED    PURCHASE   COMPREHENSIVE
                                          STOCK       STOCK     CAPITAL     COMPENSATION   WARRANTS       LOSS
                                       -----------   -------   ----------   ------------   --------   -------------
                                                                      (IN THOUSANDS)
Balance at December 31, 1998.........    $    38     $   39     $  7,297      $    --      $   398       $    --
  Stock purchase warrants
    exercised........................         --          8        1,665           --         (368)           --
  Issuance of Series C preferred
    stock, net of offering costs of
    $737.............................          8         --       10,252           --           --            --
  Options exercised..................         --          0           16           --           --            --
  3-for-1 stock split................         91         95         (186)          --           --            --
  Issuance of Series D preferred
    stock, net of offering costs of
    $198.............................         20         --       30,237           --           --            --
  Issuance of Series D stock purchase
    warrants.........................         --         --           --           --        4,502            --
  Stock purchase warrants
    exercised........................          3         --        4,502           --       (4,502)           --
  Options exercised..................         --          7        6,717           --           --            --
  Unearned stock-based
    compensation.....................         --         --        2,223       (1,525)          --            --
  Other comprehensive loss...........         --         --           --           --           --          (110)
  Initial public offering, net of
    offering costs of $16,493........       (160)       202      182,186           --           --            --
  Net loss...........................         --         --           --           --           --            --
                                         -------     -------    --------      -------      --------      -------
Balance at December 31, 1999.........         --        351      244,909       (1,525)          30          (110)
  Stock purchase warrants
    exercised........................         --          2          134           --          (30)           --
  Options exercised..................         --         18        4,000           --           --            --
  Unearned stock-based
    compensation.....................         --         --          (95)         969           --            --
  Issuance of stock purchase
    warrants.........................         --         --      (95,484)          --       95,484            --
  Amortization of stock purchase
    warrants, including $7,938 of
    customer fees....................         --         --       13,474           --           --            --
  Common stock issuance under
    Employee Stock Purchase Plan.....         --          1        2,550           --           --            --
  Other comprehensive loss...........         --         --           --           --           --           (61)
  Common stock issued for purchase of
    iMark............................         --         16      333,577           --           --            --
  Net loss...........................         --         --           --           --           --            --
                                         -------     -------    --------      -------      --------      -------
Balance at December 31, 2000.........         --        388      503,065         (556)      95,484          (171)
  Stock purchase warrants
    exercised........................         --          3       19,096           --      (19,096)           --
  Options exercised..................         --         12        2,578           --           --            --
  Unearned stock-based
    compensation.....................         --         --          421          302           --            --
  Amortization of stock purchase
    warrants, including $11,250 of
    customer fees....................         --         --       19,097           --           --            --
  Common stock issuance under
    Employee Stock Purchase Plan.....         --          2        1,942           --           --            --
  Common stock issuance..............         --          2        2,998           --           --            --
  Other comprehensive income.........         --         --           --           --           --           722
  Net loss...........................         --         --           --           --           --            --
                                         -------     -------    --------      -------      --------      -------
Balance at December 31, 2001.........    $    --     $  407     $549,197      $  (254)     $76,388       $   551
                                         =======     =======    ========      =======      ========      =======


                                       ACCUMULATED
                                         DEFICIT       TOTAL
                                       -----------   ---------
                                           (IN THOUSANDS)
Balance at December 31, 1998.........   $  (3,180)   $   4,592
  Stock purchase warrants
    exercised........................          --        1,305
  Issuance of Series C preferred
    stock, net of offering costs of
    $737.............................          --       10,260
  Options exercised..................          --           16
  3-for-1 stock split................          --           --
  Issuance of Series D preferred
    stock, net of offering costs of
    $198.............................          --       30,257
  Issuance of Series D stock purchase
    warrants.........................          --        4,502
  Stock purchase warrants
    exercised........................          --            3
  Options exercised..................          --        6,724
  Unearned stock-based
    compensation.....................          --          698
  Other comprehensive loss...........          --         (110)
  Initial public offering, net of
    offering costs of $16,493........          --      182,228
  Net loss...........................     (21,821)     (21,821)
                                        ---------    ---------
Balance at December 31, 1999.........     (25,001)     218,654
  Stock purchase warrants
    exercised........................          --          106
  Options exercised..................          --        4,018
  Unearned stock-based
    compensation.....................          --          874
  Issuance of stock purchase
    warrants.........................          --           --
  Amortization of stock purchase
    warrants, including $7,938 of
    customer fees....................          --       13,474
  Common stock issuance under
    Employee Stock Purchase Plan.....          --        2,551
  Other comprehensive loss...........          --          (61)
  Common stock issued for purchase of
    iMark............................          --      333,593
  Net loss...........................    (156,412)    (156,412)
                                        ---------    ---------
Balance at December 31, 2000.........    (181,413)     416,797
  Stock purchase warrants
    exercised........................          --            3
  Options exercised..................          --        2,590
  Unearned stock-based
    compensation.....................          --          723
  Amortization of stock purchase
    warrants, including $11,250 of
    customer fees....................          --       19,097
  Common stock issuance under
    Employee Stock Purchase Plan.....          --        1,944
  Common stock issuance..............          --        3,000
  Other comprehensive income.........          --          722
  Net loss...........................    (295,231)    (295,231)
                                        ---------    ---------
Balance at December 31, 2001.........   $(476,644)   $ 149,645
                                        =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.................................................  $(295,231)  $(156,412)  $(21,821)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Write-off of in-process research and development......         --       7,397         --
     Depreciation and amortization.........................     18,344       9,630      1,185
     Provision for bad debts...............................      3,123       1,367        173
     Stock compensation and warrant costs..................      8,569       6,411      5,200
     Goodwill amortization.................................     47,770      90,749         --
     Non-cash restructuring costs..........................      2,179          --         --
     Goodwill impairment...................................    204,261          --         --
     Loss on disposal of property and equipment............      1,138       2,501        119
  Cash (used in) provided by changes in:
     Accounts receivable...................................     (6,670)    (18,915)    (3,121)
     Other assets..........................................       (165)     (3,878)    (1,508)
     Accounts payable......................................       (543)        256      1,877
     Other liabilities.....................................      2,476      20,737      2,010
                                                             ---------   ---------   --------
       Net cash used in operating activities...............    (14,749)    (40,157)   (15,886)
                                                             ---------   ---------   --------
  Cash flows from investing activities:
     Acquisitions, net of cash acquired....................         --     (16,660)        --
     Purchases of marketable investments...................    (57,196)   (167,701)   (33,031)
     Maturities of marketable investments..................    102,528     132,590         --
     Proceeds from disposal of property and equipment......      2,544          --         --
     Investment in Adexa, Inc. ............................     (6,000)         --         --
     Capital expenditures, net.............................    (17,307)    (39,581)   (10,383)
     Patent and trademark costs............................       (186)       (180)      (297)
                                                             ---------   ---------   --------
       Net cash used provided by (used in) investing
          activities.......................................     24,383     (91,532)   (43,711)
                                                             ---------   ---------   --------
  Cash flows from financing activities:
     Proceeds from debt....................................      4,000       3,703      6,528
     Repayment of debt.....................................     (3,993)     (7,920)    (2,176)
     Proceeds from issuance of preferred stock, net........         --          --     40,517
     Proceeds from issuance of common stock, net...........      4,944       2,551    182,227
     Proceeds from fees applied to customer warrant........     10,313       5,019         --
     Options and warrants exercised........................      2,593       4,123      8,049
                                                             ---------   ---------   --------
       Net cash provided by financing activities...........     17,857       7,476    235,145
                                                             ---------   ---------   --------
  Net change in cash and cash equivalents..................     27,491    (124,213)   175,548
  Cash and cash equivalents at beginning of period.........     52,991     177,204      1,656
                                                             ---------   ---------   --------
  Cash and cash equivalents at end of period...............  $  80,482   $  52,991   $177,204
                                                             =========   =========   ========
  Supplemental disclosure:
     Cash paid for interest................................  $     347   $     421   $    176
                                                             =========   =========   ========
     Cash paid for income taxes............................  $     362   $     218   $     38
                                                             =========   =========   ========
  Supplemental non-cash disclosures:
     Fixed asset additions included in current
       liabilities.........................................  $   1,060   $   4,293   $  2,364
                                                             =========   =========   ========
     Amounts due from customer characterized as payment for
       warrant.............................................  $   3,750   $   2,813         --
                                                             =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     FreeMarkets, Inc. and Subsidiaries ("the Company") creates business-to-business online auctions, or markets, and provides software and services to help buyers purchase or "source" industrial parts, raw materials, commodities and services. The Company's sourcing solutions combine web-based technology, market operations, supply market information and commodity expertise so that companies can identify savings and enhance the efficiency of the process by which they source goods and services.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has five subsidiaries in Europe and six subsidiaries in Asia and Australia. There are also four in North America, three of which represent Delaware holding companies. All material intercompany accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     The Company considers all unrestricted, highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  INVESTMENTS

     As of December 31, 2001 and 2000, investments consisted of commercial paper and corporate bonds. Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. The Company classifies its investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as accumulated other comprehensive income or loss until realized. Realized gains and losses are recorded based on the specific identification method.

  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these financial instruments. The carrying value of long-term debt approximates fair value because the interest rates on these obligations are comparable to the interest rates that could have been obtained at the date of the balance sheet. The Company's marketable investments are recorded at fair value based on quoted market prices. Management believes the financial risks associated with all of these financial instruments are minimal.

  FOREIGN CURRENCY MANAGEMENT

     The Company occasionally uses forward exchange contracts to reduce its net exposures to foreign currency risks. These risks primarily relate to cash flow risks associated with funding our Belgian and Singapore subsidiaries. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in six months or less. As of December 31, 2001, the Company had outstanding foreign exchange contracts to purchase E1.0 million that had remaining maturities of two months or less. These contracts did not have a material impact on the Company's financial condition or results of operations.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

  PROPERTY AND EQUIPMENT, NET

     Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Qualified internally developed software costs for external use are capitalized subsequent to the determination of technological feasibility; this capitalization continues until the product becomes available for general release in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". To date, the Company's software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no material development costs have been capitalized. Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

  GOODWILL AND OTHER ASSETS, NET

     The excess of costs over net assets acquired (goodwill) was being amortized on the straight-line method over its estimated useful life, which was three years. Effective January 1, 2002, and in accordance with SFAS 142, goodwill will no longer be amortized. See recent accounting pronouncements. Patents and trademarks are being amortized on the straight-line method over the shorter of their estimated useful lives or seventeen years. Other assets also includes an investment in Adexa, Inc. ("Adexa"), which is stated at cost.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying values of long-lived assets, which include property and equipment and goodwill and other assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

  LONG-TERM CONTRACTS

     Long-term non-cancellable executory contracts are evaluated to determine if service costs over the life of the contract exceed revenues. If losses are expected under such contracts, these are recorded as the service costs are incurred.

  REVENUE RECOGNITION

     The Company recognizes revenue from fixed monthly fees for providing services to customers from its FullSource offering ratably as those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on auction volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved. The Company recognizes fees for providing access to its QuickSource application ratably as that access is provided. Revenue excludes fees earned under a service contract with Visteon Corporation ("Visteon").

     Revenue in excess of billings is recorded as unbilled receivables and is included in trade accounts receivable. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees the Company earns under its service contract with Visteon:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues and fees characterized as payment for warrant......  $158,845   $ 91,276
Less fees characterized as payment for warrant..............    11,250      7,937
                                                              --------   --------
Revenues....................................................  $147,595   $ 83,339
                                                              ========   ========

  RELATED PARTY

     As further discussed in Note 12, United Technologies invested $20.0 million in the Company in September 1999. Revenues from United Technologies were 5%, 10% and 34% of revenues and fees in 2001, 2000 and 1999, respectively. Amounts due from United Technologies were $858,000 and $2.4 million at December 31, 2001 and 2000, respectively.

  COST OF REVENUES

     Cost of revenues consists primarily of the expenses related to staffing and operation of the Company's market making service organization and market operations centers. Staffing costs include a proportional allocation of overhead costs.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred, and include costs to develop, enhance and manage the Company's proprietary technology. The fair value of purchased in-process research and development is estimated by assessing the percentage-of-completion of the research project, costs required to complete the project, and expected future revenues from the related products and discounting such amounts using an appropriate risk-weighted discount rate. Amounts allocated to in-process research and development are expensed in the period in which any acquisition is consummated.

  ADVERTISING COSTS

     Advertising costs are expensed at the time the advertisement is first aired or the promotion is held, and amounted to $10.9 million in 2001, $13.1 million in 2000 and $6.5 million in 1999.

  START-UP COSTS

     Start-up costs are expensed as incurred, and include costs to establish new locations, operations or subsidiaries.

  STOCK COMPENSATION

     The Company accounts for the grant of stock options to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 13. The Company records unearned stock compensation for stock

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

options granted at exercise prices less than fair value. Such unearned stock compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28.

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

  INTERNATIONAL OPERATIONS

     The local currency is the functional currency for the Company's operations outside of the United States. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized. Other comprehensive income (loss) includes a gain of $540,000 in 2001 and losses of and $66,000 and $120,000 in 2000 and 1999, respectively, related to currency translations.

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

     The computation of earnings per share is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    ------------------------------------------
Numerator:
  Net loss........................................   $(295,231)     $(156,412)     $ (21,821)
                                                     =========      =========      =========
Denominator:
  Weighted average common shares..................      39,492         37,189         14,914
     (Denominator for basic calculation)
  Weighted average effect of dilutive securities:
     Stock options and warrants...................          --             --             --
                                                     ---------      ---------      ---------
     Denominator for diluted calculation..........      39,492         37,189         14,914
                                                     =========      =========      =========
  Earnings per share:
     Basic and diluted............................   $   (7.48)     $   (4.21)     $   (1.46)
                                                     =========      =========      =========

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     In 2001, 2000 and 1999, potentially dilutive common shares of 4.9 million,
11.0 million and 21.9 million, respectively, were excluded because their effect was antidilutive.

  COMPREHENSIVE INCOME (LOSS)

     Other comprehensive loss includes net loss from the consolidated statements of operations, the net effect of foreign currency translation adjustments and unrealized gains and losses on marketable investments. Comprehensive loss was $294.5 million, $156.5 million and $21.9 million in 2001, 2000 and 1999, respectively.

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

  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, business-to-business electronic sourcing. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries.

     The Company serves its customers from locations in the United States and 13 foreign countries. Many of the Company's customers are multi-national companies. Over 90% of the Company's revenues in 2001, 2000 and 1999 were derived from customers whose headquarters are located in the United States. In addition, over 90% of the Company's assets are located in the United States.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets."

     SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations", and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS No. 141 changes the criteria for recognizing intangible assets apart from goodwill, and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented or exchanged. The requirements of SFAS No. 141 are effective for all business combinations completed after June 30, 2001.

     SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets", and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, theses assets must be reviewed at least annually for impairment.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

     The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company will no longer record goodwill amortization in the future. In 2001, goodwill amortization for the Surplus Record acquisition was $5.9 million.

     SFAS No. 142 also requires that goodwill be tested for impairment using the two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company has not yet determined what effect these impairment tests will have on its earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the APB Opinion No. 30 requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We believe the adoption of this standard will not have a material impact on our financial statements.

     In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The Company is required to adopt the guidance effective January 1, 2002. Currently, the Company records "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, the Company will record these reimbursements as revenue, with a corresponding increase in operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The application of this guidance will result in an increase of approximately $1.5 million to $2.0 million in quarterly revenues and cost of revenues in 2002, with no impact on operating or net income.

NOTE 3.  ACQUISITIONS

     In March 2000, the Company acquired iMark.com, Inc. ("iMark"), a business-to-business online marketplace for surplus equipment and inventory. The Company issued 1.6 million shares of its common stock and assumed 176,000 options with an aggregate total value of $333.6 million in exchange for all of the outstanding shares and options of iMark. The acquisition was accounted for as a purchase business combination, and the purchase price was $339.7 million including transaction costs of $6.0 million. The purchase price was allocated as follows (in thousands):

Goodwill and other intangible assets........................   $336,334
In-process research and development.........................      7,397
Liabilities assumed in excess of the fair value of assets
  acquired..................................................     (4,047)
                                                               --------
Total purchase price........................................   $339,684
                                                               ========

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 3.  ACQUISITIONS -- CONTINUED

     At the time of the acquisition of iMark, there was one in-process research and development project. The software applications resulting from this development project have subsequently been integrated into our products. The efforts required to complete the acquired in-process research and development project included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process research and development was computed using a discount rate of 34% on the anticipated cash flow stream from sales of the related product revenues, less the estimated costs to complete the development efforts. At the time of the acquisition, the product was approximately 70% complete. The majority of the costs to complete the project were incurred in 2000, and the remaining costs are not material. The value assigned to the in-process research and development was $7.4 million, and was charged to expense during Q1 2000 when the acquisition was consummated. As discussed in Note 4, the Company recorded an impairment charge in Q2 2001.

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

     The following unaudited pro forma financial information presents the Company's results of operations as if the acquisitions of iMark and Surplus Record occurred at the beginning of each period presented. The write-off of in-process research and development has been excluded because it is non-recurring. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, iMark and Surplus Record constituted a single entity during such periods

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED, IN THOUSANDS)
Revenues....................................................   $  84,160     $  24,090
Goodwill amortization.......................................     118,092       118,092
Net loss....................................................    (182,998)     (145,534)
Basic and diluted earnings per share........................       (4.72)        (8.83)

NOTE 4. RESTRUCTURING CHARGES, TERMINATED MERGER-RELATED COSTS AND GOODWILL IMPAIRMENT

     During Q2 2001, the Company recorded $9.8 million of restructuring charges and terminated merger-related costs and $204.3 million for goodwill impairment.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 4.  RESTRUCTURING CHARGES, TERMINATED MERGER-RELATED COSTS AND GOODWILL

IMPAIRMENT -- CONTINUED
     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa, a provider of software products that enable collaborative supply chain management and optimization. However, in June 2001, the Company and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees. The Company had incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

     The restructuring reserve and terminated merger-related cost activity for the period ended December 31, 2001 was:

                                                     INITIAL   AMOUNTS       BALANCE AT
                                                     CHARGE    UTILIZED   DECEMBER 31, 2001
                                                     -------   --------   -----------------
                                                                 (IN THOUSANDS)
Employee severance and termination benefit costs...  $2,347    $(2,164)         $183
Asset write-offs...................................   2,179     (2,179)           --
Lease costs........................................   1,719     (1,039)          680
Other restructuring costs..........................     187       (187)           --
Terminated merger-related costs....................   3,385     (3,385)           --
                                                     ------    -------          ----
  Total............................................  $9,817    $(8,954)         $863
                                                     ======    =======          ====

     Furthermore, the Company re-evaluated its product and technology strategy, and decided that the Company would no longer use the technology platform or the market strategy that it acquired with iMark. As a result of this decision to abandon the technology and strategy acquired with iMark, the Company recorded a $204.3 million impairment charge in Q2 2001 to fully write-off the remaining unamortized goodwill balance.

NOTE 5.  INVESTMENTS

     Investments consisted of the following (in thousands):

                                 DECEMBER 31, 2001                   DECEMBER 31, 2000
                          --------------------------------   ---------------------------------
                          AMORTIZED    FAIR     UNREALIZED   AMORTIZED    FAIR     UNREALIZED
                            COST       VALUE       GAIN        COST       VALUE    GAIN (LOSS)
                          ---------   -------   ----------   ---------   -------   -----------
Commercial paper........   $10,458    $10,569      $111       $39,812    $39,787      $(25)
Corporate obligations...    12,352     12,438        86        28,330     28,370        40
                           -------    -------      ----       -------    -------      ----
                           $22,810    $23,007      $197       $68,142    $68,157      $ 15
                           =======    =======      ====       =======    =======      ====

     Investment income included in interest and other income, net was $4.5 million in 2001, $10.1 million in 2000 and $816,000 in 1999.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 6.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net (and their related useful lives) consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Computer and office equipment (2 to 4 years)................  $26,543   $25,467
Furniture and fixtures (5 years)............................    5,686     4,839
Leasehold improvements (1 to 5 years).......................   14,553    12,478
Software and development costs (3 years)....................   11,166     8,339
                                                              -------   -------
                                                               57,948    51,123
Less accumulated depreciation...............................   24,325     7,409
                                                              -------   -------
                                                              $33,623   $43,714
                                                              =======   =======

     Depreciation expense was $18.3 million in 2001, $9.6 million in 2000 and $1.1 million in 1999. As a result of a change in certain information technology initiatives and a transition to a globally-integrated enterprise resource planning system, the Company recognized additional depreciation and other charges of $2.0 million in 2000.

NOTE 7.  GOODWILL AND OTHER ASSETS, NET

     Goodwill and other assets, net consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $17,763   $354,276
Investment in Adexa.........................................    6,000         --
Patent and trademark costs..................................    1,391      1,271
                                                              -------   --------
                                                               25,154    355,547
Less accumulated amortization...............................   10,520     90,793
                                                              -------   --------
                                                              $14,634   $264,754
                                                              =======   ========

     Concurrently with the termination of its proposed merger, the Company made an investment in Adexa in June 2001. This investment represents approximately 3% of the outstanding shares of Adexa.

NOTE 8.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued payroll, operating and other taxes..................  $ 5,875   $ 6,377
Deferred revenue............................................    3,747     1,111
Other.......................................................    7,795     9,402
                                                              -------   -------
                                                              $17,417   $16,890
                                                              =======   =======

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 9.  DEBT

     Debt consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                              (IN THOUSANDS)
(A) Term loan...............................................  $3,889   $   --
(A) Revolver................................................      --    3,703
(B) Equipment term note.....................................     436      575
     Other..................................................     113      153
                                                              ------   ------
                                                               4,438    4,431
  Less current portion......................................   1,534    3,887
                                                              ------   ------
                                                              $2,904   $  544
                                                              ======   ======

---------------

(A) In October 2001, the Company entered into the third amendment to its bank credit facility agreement, consisting of a one-year Revolving Credit Facility with a maximum borrowing base of $20.0 million and a $4.0 million Term Loan to be paid in 36 monthly installments. Proceeds from the Term Loan were used to retire the $3.7 million outstanding under the old Revolving Credit Facility. At December 31, 2001, $17.1 million was available under the new Revolving Credit Facility based on eligible accounts receivable, which is reduced by $1.1 million in outstanding letters of credit. The Revolving Credit Facility bears interest at the lender's prime rate, which was 4.75% at December 31, 2001. The Term Loan bears interest at the lender's prime rate + 0.50%.

(B) In connection with the acquisition of iMark, the Company assumed an Equipment Term Note. The Equipment Term Note bears interest at a rate of 8% and is payable in monthly installments through January 2004.

     The Revolving Credit Facility and the Term Loan contain restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. The Company is also required to satisfy monthly minimum tangible net worth, maximum net loss, and minimum quick ratios, as defined in the underlying agreement. The Company has pledged substantially all of its tangible assets as collateral for the Revolving Credit Facility.

     Interest expense was $300,000 in 2001, $478,000 in 2000 and $176,000 in
1999. The weighted average interest rate was 6.9% in 2001, 9.9% in 2000 and 6.7% in 1999.

     Scheduled maturities of debt for each of the years ending December 31 are as follows (in thousands):

2002........................................................   $1,534
2003........................................................    1,553
2004........................................................    1,351
                                                               ------
                                                               $4,438
                                                               ======

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 10.  COMMITMENTS AND CONTINGENCIES -- CONTINUED

     Operating lease rental expense amounted to $7.5 million in 2001, $4.5 million in 2000 and $1.0 million in 1999. The following is a schedule of future minimum lease payments under all operating leases through December 31 of each of the following years (in thousands):

2002........................................................   $7,732
2003........................................................    7,411
2004........................................................    6,707
2005........................................................    6,572
2006........................................................    6,624
Thereafter..................................................   20,907

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the staff of the Securities and Exchange Commission, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. That motion is still pending before the Court. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and has been stayed pending a ruling on the Company's motion to dismiss those class actions. The Company and the individual defendants believe that the plaintiffs' allegations are completely without merit and they intend to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. An amended consolidated complaint has not yet been filed. The Company and the individual defendants believe that the claims asserted against them are without merit, and they intend to defend these claims vigorously.

     The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or financial position.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 11.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Foreign.....................................................  $782   $361   $ 22
                                                              ----   ----   ----

     There has been no provision for U.S. federal or state income taxes as the Company has incurred a net taxable loss in each of these periods. The Company recorded foreign income tax provisions relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf, as well as income taxes generated in certain foreign jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Net operating losses........................................  $52,186   $33,550
Capitalized research and experimentation costs..............   10,779        --
Accrued expenses............................................    4,271       440
Goodwill....................................................    3,302     1,395
Research and experimentation credit carryforwards...........    2,590     1,292
Depreciation and other......................................    2,612      (676)
Deferred stock-based expense................................      750     2,270
                                                              -------   -------
Net deferred tax assets.....................................   76,490    38,271
Less valuation allowance....................................  (76,490)  (38,271)
                                                              -------   -------
                                                              $    --   $    --
                                                              =======   =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $38.2 million during 2001.

     As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $130.5 million, which will expire beginning in years 2010 and 2005, respectively. Included in the net operating loss carryforwards is a tax benefit attributable to employee stock options of approximately $14.9 million at December 31, 2001 which, when realized, will be a credit to additional capital. In addition, the Company had federal and state tax credit carryforwards of approximately $2.6 million, which expire beginning in the years 2010 and 2014, respectively.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 12. STOCKHOLDERS' EQUITY

     The following is a summary of share activity for all classes of stock:

                                                    CONVERTIBLE     COMMON   STOCK PURCHASE
                                                  PREFERRED STOCK   STOCK       WARRANTS
                                                  ---------------   ------   --------------
                                                               (IN THOUSANDS)
Outstanding at December 31, 1998................       11,384       11,810        2,605
  Shares issued.................................        4,363       4,140            --
  Stock purchase warrants issued................           --          --           304
  Stock purchase warrants exercised.............          304       2,409        (2,713)
  Options exercised.............................           --         729            --
  Conversion of preferred stock.................      (16,051)      16,051           --
                                                      -------       ------       ------
Outstanding at December 31, 1999................           --       35,139          196
  Shares issued.................................           --       1,641            --
  Stock purchase warrants issued................           --          --         1,750
  Stock purchase warrants exercised.............           --         196          (196)
  Options exercised.............................           --       1,812            --
                                                      -------       ------       ------
Outstanding at December 31, 2000................           --       38,788        1,750
  Shares issued.................................           --         421            --
  Stock purchase warrants issued................           --          --            --
  Stock purchase warrants exercised.............           --         350          (350)
  Options exercised.............................           --       1,172            --
                                                      -------       ------       ------
Outstanding at December 31, 2001................           --       40,731        1,400
                                                      =======       ======       ======

  STOCK SPLITS

     In June 1999, the Company's Board of Directors declared a 3-for-1 stock split in the form of a stock dividend for the then-outstanding shares of common stock and preferred stock. All references to the number of shares and per share amounts in the consolidated financial statements and related notes have been restated to reflect the stock split.

  PREFERRED STOCK

     In April 1999, the Company completed an offering of 2.3 million shares of Series C convertible preferred stock at $4.77 per share. Total proceeds from the offering were $10.3 million, net of offering costs of $737,000.

     In September 1999, the Company completed an offering of 2.1 million shares of Series D convertible preferred stock at $14.80 per share, of which 1.4 million shares were purchased by United Technologies. Proceeds from the offering were $30.3 million, net of offering costs of $198,000. In addition, the Company granted 304,000 stock purchases warrants ("Series D warrants") at an exercise price of $.01 per share to United Technologies in exchange for release of restrictions that limited the Company from serving certain competitors of United Technologies. In connection with this grant, the Company recognized warrant costs of $4.5 million in September 1999, as determined using the Black-Scholes pricing model. United Technologies exercised the Series D warrants in September 1999, resulting in total proceeds of $3,000 and a $4.5 million transfer from stock purchase warrants to additional capital.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 12. STOCKHOLDERS' EQUITY -- CONTINUED

     All of the Company's outstanding convertible preferred stock automatically converted into 16.1 million shares of common stock in connection with the IPO. Additionally, the Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 5.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series.

  COMMON STOCK

     The Company completed an IPO of 4.1 million shares of common stock at $48 per share in December 1999.

     In December 2001, the Company sold 194,000 shares of common stock to Mitsubishi Corporation at a price of $15.46 per share (based on the average of the closing prices of our common stock over the 20 trading days prior to the sale) for a total purchase price of $3.0 million.

  STOCK PURCHASE WARRANTS

     In April 2000, the Company entered into a five-year service contract with Visteon. Under the terms of the contract, Visteon pays the Company a fixed monthly fee for access to the Company's sourcing technology and services, and may pay the Company variable fees if specified volume thresholds are exceeded. At the time the Company entered into the service contract, the Company granted a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1.75 million shares of the Company's common stock. The Company receives ongoing marketing and public relations benefits as a result of its relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model. This value is being amortized on a straight-line basis over the five-year term of the contract, of which $19.1 million and $13.5 million was amortized in 2001 and 2000, respectively. This amortization has been reclassified as a reduction to revenues to the extent of the $11.3 million and $7.9 million in fees earned from Visteon in 2001 and 2000, respectively, and the remaining $7.8 million and $5.5 million as stock compensation and warrant costs in 2001 and 2000, respectively. Visteon exercised 350,000 warrants in July 2001, resulting in total proceeds of $3,000 and a $19.1 million transfer from stock purchase warrants to additional capital.

NOTE 13.  EMPLOYEE BENEFIT PLANS

  401(K) SAVINGS PLAN

     In 1999, the Company adopted a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, eligible employees may contribute a certain percentage of their pre-tax earnings up to the annual limit set by the Internal Revenue Service. The Company is not required to contribute to the Savings Plan, and has made no contributions since its inception. The current investment options under the Savings Plan do not include the Company's common stock.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 13.  EMPLOYEE BENEFIT PLANS -- CONTINUED

At December 31, 2001, approximately 273,000 shares of common stock remained available for future issuance.

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

     In June 1999, the Company adopted an Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan amended the 1998 Option Plan to increase the amount of shares reserved for the future issuance of stock options and added certain change-of-control provisions, as well as made other minor modifications. In January 2001, the Company's Board of Directors amended and restated the Stock Incentive Plan to eliminate certain change of control provisions. The amendment did not affect options previously granted under the plan.

     In May 2001, the Board adopted the 2001 Broad Based Equity Incentive Plan (the "2001 Option Plan"). The 2001 Option Plan provides for the issuance of stock options to employees who are not directors or officers of the Company.

     As of December 31, 2001, a total of 18.6 million stock options were authorized under all of the Company's stock option plans, of which 12.4 million were outstanding and 2.5 million remained available for future grants.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 13.  EMPLOYEE BENEFIT PLANS -- CONTINUED

     The following is a summary of stock option activity:

                                                               NUMBER     WEIGHTED AVERAGE
                                                             OF OPTIONS    EXERCISE PRICE
                                                             ----------   ----------------
                                                                    (IN THOUSANDS)
Outstanding at December 31, 1998...........................     7,114           0.98
  Granted..................................................     5,426          10.69
  Forfeited................................................      (205)          3.31
  Exercised................................................      (728)          9.25
                                                               ------
Outstanding at December 31, 1999...........................    11,607           4.96
  Granted..................................................     2,325          61.25
  Assumed..................................................       176           6.02
  Forfeited................................................    (1,691)          9.57
  Exercised................................................    (1,812)          2.22
                                                               ------
Outstanding at December 31, 2000...........................    10,605          17.36
  Granted..................................................     5,262          16.87
  Forfeited................................................    (2,271)         34.99
  Exercised................................................    (1,169)          2.21
                                                               ------
Outstanding at December 31, 2001...........................    12,427          14.90
                                                               ======
Shares exercisable as of December 31, 2001.................     3,585          12.54
                                                               ======

     The following is a summary of the options outstanding as of December 31, 2001 (in thousands):

                         RANGE 1       RANGE 2         RANGE 3         RANGE 4         RANGE 5         RANGE 6           TOTAL
                       -----------   ------------   -------------   -------------   -------------   --------------   -------------
Range of exercise
  prices.............  $0.43-$1.08   $1.59-$12.50   $12.68-$14.80   $14.85-$17.50   $17.70-$19.75   $19.93-$234.25   $0.43-$234.25
Weighted average
  exercise price.....         0.92           4.55           14.15           17.37           19.37            48.69           14.90
Weighted average
  contractual life
  (in years).........          6.0            7.1             8.3             8.7             9.1              8.5             7.8
Exercisable..........        1,149            444             816             124             834              218           3,585
Outstanding..........        2,725          1,646           3,651             915           2,124            1,366          12,427

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $2.0 million of unearned stock compensation related to employee stock option grants with exercise prices lower than the deemed fair value of the underlying shares at the time of grant, of which $253,000 and $414,000 was amortized in 2001 and 2000, respectively.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 13.  EMPLOYEE BENEFIT PLANS -- CONTINUED

     If compensation costs had been recognized pursuant to SFAS No. 123, the Company's net (loss) income and earnings per share would have been as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                           2001         2000       1999
                                                        ----------   ----------   ------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
                                                        --------------------------------
Net (loss) income:
  As reported.........................................  $(295,231)   $(156,412)   $ 234
  Pro forma...........................................   (383,863)    (205,413)    (209)
Earnings per share:
  Basic:
     As reported......................................  $   (7.48)   $   (4.21)   $ .02
     Pro forma........................................      (9.72)       (5.52)    (.02)
  Diluted:
     As reported......................................  $   (7.48)   $   (4.21)     .01
     Pro forma........................................      (9.72)       (5.52)    (.02)

     The weighted average fair value per option grant to employees was $14.71 in 2001, $57.49 in 2000 and $4.05 in 1999. The fair value of each option grant was determined using the minimum value method prior to the IPO and using the Black-Scholes pricing model subsequent to the IPO, with the following assumptions for all grants:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Weighted average risk-free interest rate....................    5.5%     6.5%     5.3%
Expected life (number of years).............................      5        5        5
Volatility..................................................  130.0%   146.1%   100.0%

     In October 1999, 30,000 options were granted to the Company's Assistant Secretary, who provides professional services to the Company. In accordance with SFAS No. 123, the Company recorded stock compensation of $246,000, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.0%, expected life of three years and volatility of 80%.

     In April 2000, 3,000 options were granted to a consultant. In accordance with SFAS No. 123, the Company recorded unearned stock compensation of $196,000, of which $49,000 and $147,000 was amortized in 2001 and 2000, respectively, as determined using the Black-Scholes pricing model with the following assumptions: weighted average risk-free interest rate of 6.2%, expected life of one year and volatility of 125%.

     In July 2001, the Company offered option holders who were current employees (excluding the Board of Directors, executive officers and employees located outside of the United States) the opportunity to exchange outstanding options with an exercise price of $20.00 per share or more for new options. The number of shares subject to new options would be determined by application of an exchange ratio based upon the exercise price of the options. The offer expired on August 3, 2001. The exchange resulted in the voluntary cancellation of employee stock options to purchase 181,000 shares of common stock in exchange for the granting of 37,000 employee stock options in February 2002 with an exercise price of $21.62, which was the fair market value of the Company's common stock on the grant date.

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 14.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs includes charges resulting from stock options and warrants granted at exercise prices less than fair value, as well as certain modifications made to stock options of former employees. The following table shows the amounts of stock compensation and warrant costs that would have been recorded by category had stock compensation and warrant costs been separately stated on the consolidated statements of operations:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
                                                             ------------------------
Research and development...................................  $  158   $  443   $  283
Sales and marketing........................................   8,411    5,965    4,669
General and administrative.................................      --        3      248
                                                             ------   ------   ------
                                                             $8,569   $6,411   $5,200
                                                             ======   ======   ======

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results for 2001 and 2000 are as follows:

                                 FIRST      SECOND      THIRD      FOURTH
2001:                           QUARTER     QUARTER    QUARTER    QUARTER      TOTAL
-----                           --------   ---------   --------   --------   ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                ------------------------------------------------------
Revenues(1)...................  $ 30,197   $  34,764   $ 37,806   $ 44,828   $ 147,595
Net loss (2)..................   (43,734)   (240,785)    (7,879)    (2,833)   (295,231)
Earnings per share:
  Basic and diluted...........     (1.13)      (6.15)     (0.20)     (0.07)      (7.48)

                                 FIRST      SECOND      THIRD      FOURTH
2000:                           QUARTER     QUARTER    QUARTER    QUARTER      TOTAL
-----                           --------   ---------   --------   --------   ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                ------------------------------------------------------
Revenues(3)...................  $ 10,808   $  17,062   $ 23,772   $ 31,697   $  83,339
Net loss......................   (18,137)    (46,522)   (47,132)   (44,621)   (156,412)
Earnings per share:
  Basic and diluted...........      (.51)      (1.25)     (1.25)     (1.17)      (4.21)

---------------

(1) Exclude service fees from Visteon of $2.8 million for each quarter in 2001.

(2) Includes restructuring charges, terminated merger-related costs and goodwill impairment of $214.1 million in Q2 2001

(3) Exclude service fees from Visteon of $2.3 million for Q2 2000 and $2.8 million for Q3 and Q4 2000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Other Matters" in the Proxy Statement and set forth herein in Item 1, "Business -- Executive Officers" is incorporated herein by reference in response to this Item 10.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

Report of Independent Accountants...........................    27
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    28
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001...............    29
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2001.....    30
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...............    31
Notes to Consolidated Financial Statements..................    32

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

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
3.1       Registrant's Amended and Restated Certificate of
          Incorporation, as amended by Certificate of Amendment dated
          May 12, 2000. (1)
3.2       Registrant's Amended and Restated Bylaws. (2)
10.1++    Service and Market Access Agreement made as of October 19,
          2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation. (3)
10.2(a)   Lease Agreement between the registrant and One Oliver
          Associates Limited Partnership dated October 21, 1998. (4)
10.2(b)   First Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated March 30, 1999.
          (4)
10.2(c)   Second Amendment to Lease between the registrant and One
          Oliver Associates Limited Partnership dated June, 1999. (5)
10.3      Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank,
          National Association, as administrative agent, and Silicon
          Valley Bank, as syndication agent, as amended by the First
          Amendment dated as of December 2, 2000, the Second Amendment dated as of February 7, 2001, and the Third Amendment dated as of October 31, 2001.
10.4      Registrant's 1996 Stock Incentive Plan. (4)
10.5      Registrant's Second Amended and Restated Stock Incentive
          Plan. (6)
10.6      Registrant's Amended and Restated Employee Stock Purchase
          Plan. (7)
10.7      Form of Indemnification Agreement between the registrant and each of its directors and officers. (8)
10.8      Restricted Stock Purchase Agreement between Thomas J.
          Meredith and the registrant dated as of November 23, 1999.
          (9)

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
10.9++    Long Term Access and Services Agreement dated as of April
          17, 2000 by and between the registrant and Visteon
          Corporation. (10)
10.10     Common Stock Purchase Warrant of the registrant issued to
          Visteon Corporation dated April 17, 2000. (10)
10.11(a)  1998 Stock Option Grant Certificate (Raymond L. Lane). (11)
10.11(b)  1998 Stock Option Grant Certificate (Thomas J. Meredith).
          (11)
21.1      Subsidiaries of the registrant. (12)
23.1      Consent of PricewaterhouseCoopers LLP.

---------------
 ++ Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(1) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-8, as filed with the SEC on May 26, 2000.

(2) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-8, as filed with the SEC on July 10, 2001.

(3) Incorporated by reference to exhibit filed with the registrant's Form 10-K for the year ended December 31, 2000, as filed with the SEC on February 23, 2001.

(4) Incorporated by reference to exhibit filed with the Registration Statement as filed with the SEC on September 8, 1999.

(5) Incorporated by reference to exhibit filed with Amendment No. 2 to the Registration Statement, as filed with the SEC on November 1, 1999.

(6) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-4, as filed with the SEC on February 23, 2001.

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

(10) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC in August 2, 2000.

(11) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-4/A, as filed with the SEC on May 10, 2001.

(12) Incorporated by reference to exhibit filed with the registrant's Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 16, 2000.

(B) REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

                                  * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FREEMARKETS, INC.

Dated: March 12, 2002                     By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            Joan S. Hooper
                                            Executive Vice President,
                                            Chief Financial Officer and
                                              Treasurer

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
10.3      Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank,
          National Association, as administrative agent, and Silicon
          Valley Bank, as syndication agent, as amended by the First
          Amendment dated as of December 2, 2000, the Second Amendment dated as of February 7, 2001, and the Third Amendment dated as of October 31, 2001.
23.1      Consent of PricewaterhouseCoopers LLP.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
   of FreeMarkets, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated January 22, 2002 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 22, 2002

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                COLUMN B      COLUMN C     COLUMN D      COLUMN E      COLUMN F
----------------------------------  -----------   ----------   -----------   -----------   -----------
                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT                 CHARGED TO                  BALANCE AT
                                     BEGINNING    CHARGED TO      OTHER                      END OF
                                     OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS      PERIOD
                                    -----------   ----------   -----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended December 31, 2001....  $   903,000   $3,123,000   $        --   $(3,011,000)  $ 1,015,000
  Year ended December 31, 2000....      100,000    1,367,044            --      (564,044)      903,000
  Year ended December 31, 1999....       25,000      172,666            --       (97,666)      100,000
ALLOWANCE FOR DEFERRED TAX ASSETS:
  Year ended December 31, 2001....   38,271,000           --    38,219,000            --    76,490,000
  Year ended December 31, 2000....    9,742,000           --    28,529,000            --    38,271,000
  Year ended December 31, 1999....    1,337,000           --     8,405,000            --     9,742,000