Form 10-Q
period 2002-03-31
FREEMARKETS INC
filed 2002-05-03
CIK 949968

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on May 1, 2002 was 41,332,767.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                     INDEX

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of
            March 31, 2002 (unaudited) and December 31,
            2001............................................     3
            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2002 and
            2001 (unaudited)................................     4
            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2002 and
            2001 (unaudited)................................     5
            Notes to Condensed Consolidated Financial
            Statements......................................     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    10

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................    17

Item 6. Exhibits and Reports on Form 8-K....................    17

Signature...................................................    18

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  83,843      $  80,482
  Short-term marketable investments.........................      16,909          7,337
  Accounts receivable, net..................................      25,028         32,346
  Other current assets......................................       6,193          5,300
                                                               ---------      ---------
     Total current assets...................................     131,973        125,465
Long-term marketable investments............................      14,261         15,670
Property and equipment, net.................................      30,087         33,623
Goodwill and other assets, net..............................       4,599         14,634
                                                               ---------      ---------
     Total assets...........................................   $ 180,920      $ 189,392
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   5,470      $   5,741
  Accrued incentive compensation............................       5,109         11,288
  Accrued restructuring costs...............................         781            863
  Other current liabilities.................................      20,218         17,417
  Current portion of long-term debt.........................       1,542          1,534
                                                               ---------      ---------

     Total current liabilities..............................      33,120         36,843
Long-term debt..............................................       2,494          2,904
                                                               ---------      ---------

     Total liabilities......................................      35,614         39,747
                                                               ---------      ---------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         413            407
  Additional capital........................................     556,435        549,197
  Unearned stock-based compensation.........................        (207)          (254)
  Stock purchase warrants...................................      76,388         76,388
  Accumulated other comprehensive income....................         439            551
  Accumulated deficit.......................................    (488,162)      (476,644)
                                                               ---------      ---------

     Total stockholders' equity.............................     145,306        149,645
                                                               ---------      ---------

     Total liabilities and stockholders' equity.............   $ 180,920      $ 189,392
                                                               =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (UNAUDITED; AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Revenues:
  Revenues before reimbursements............................  $ 41,818    $ 30,197
  Reimbursements............................................     1,355       1,711
                                                              --------    --------
     Revenues...............................................    43,173      31,908
                                                              --------    --------
Operating costs and expenses:
  Cost of revenues, including reimbursements................    18,860      17,941
  Research and development..................................     5,142       5,625
  Sales and marketing.......................................    12,984      12,203
  General and administrative................................     6,223       9,641
  Stock compensation and warrant costs......................     2,009       2,089
  Investment write-down.....................................     4,740          --
  Goodwill amortization.....................................        --      29,523
                                                              --------    --------
Total operating costs and expenses..........................    49,958      77,022
                                                              --------    --------
     Operating loss.........................................    (6,785)    (45,114)
Interest and other income, net..............................       747       1,529
                                                              --------    --------
     Loss before taxes and change in accounting.............    (6,038)    (43,585)
Provision for income taxes..................................       153         149
                                                              --------    --------
     Loss before change in accounting.......................    (6,191)    (43,734)
Cumulative effect of accounting change for goodwill.........    (5,327)         --
                                                              --------    --------
     Net loss...............................................  $(11,518)   $(43,734)
                                                              ========    ========
Basic and diluted earnings per share before accounting
  change....................................................  $  (0.15)   $  (1.13)
                                                              ========    ========
Basic and diluted earnings per share after accounting
  change....................................................  $  (0.28)   $  (1.13)
                                                              ========    ========
Shares used in computing basic and diluted earnings per
  share.....................................................    40,889      38,872
                                                              ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(11,518)   $(43,734)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     4,656       4,500
     Provision for bad debts................................       140         626
     Stock compensation and warrant costs...................     2,009       2,089
     Investment write-down..................................     4,740          --
     Cumulative effect of accounting change for goodwill....     5,327          --
     Goodwill amortization..................................        --      29,523
  Cash provided by (used in) changes in:
     Accounts receivable....................................     6,241         (28)
     Other assets...........................................      (936)     (1,791)
     Accounts payable.......................................      (271)        315
     Other liabilities......................................    (3,440)    (10,189)
                                                              --------    --------
       Net cash provided by (used in) operating
        activities..........................................     6,948     (18,689)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of marketable investments.......................    (8,296)    (29,192)
  Maturities of marketable investments......................        --      38,482
  Capital expenditures, net.................................    (1,109)     (9,037)
                                                              --------    --------
       Net cash (used in) provided by investing
        activities..........................................    (9,405)        253
                                                              --------    --------
Cash flows from financing activities:
  Repayment of debt.........................................      (402)        (45)
  Proceeds from fees applied to customer warrant............     3,750       3,750
  Options exercised.........................................     2,470         379
                                                              --------    --------
       Net cash provided by financing activities............     5,818       4,084
                                                              --------    --------
Net change in cash and cash equivalents.....................     3,361     (14,352)
Cash and cash equivalents at beginning of period............    80,482      52,991
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 83,843    $ 38,639
                                                              ========    ========
Supplemental disclosure:
     Cash paid for interest.................................  $     73    $    128
                                                              ========    ========
     Cash paid for income taxes.............................  $    108    $     34
                                                              ========    ========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  2,813    $  1,875
                                                              ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED; AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2002. Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 2. REVENUES AND FEES

     Revenues exclude fees earned under a service contract with Visteon Corporation ("Visteon"). Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees the Company earned under its service contract with Visteon:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2002       2001
                                                           ---------   -------
                                                             (IN THOUSANDS)
Revenues and fees........................................   $45,986    $34,721
Less fees characterized as payment for warrant...........    (2,813)    (2,813)
                                                            -------    -------
Revenues.................................................   $43,173    $31,908
                                                            =======    =======

NOTE 3. EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Loss before change in accounting........................  $ (6,191)   $(43,734)
  Cumulative effect of accounting change for goodwill...    (5,327)         --
                                                          --------    --------
Net loss................................................  $(11,518)   $(43,734)
                                                          ========    ========
Weighted average common shares used in computing basic
  and diluted earnings per share........................    40,889      38,872

Basic and diluted earnings per share before accounting
  change................................................  $  (0.15)   $  (1.13)
                                                          ========    ========
Basic and diluted earnings per share after accounting
  change................................................  $  (0.28)   $  (1.13)
                                                          ========    ========

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Stock options...............................................  5,552    6,044

                       FREEMARKETS, INC. AND SUBSIDIARIES

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on marketable investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $11.6 million and $43.4 million for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5.  INVESTMENT WRITE-DOWN

     During Q1 2002, the Company recorded a $4.7 million loss on its investment in Adexa, Inc. ("Adexa") based on its review of Adexa's financial results and general market conditions. The Company concluded after this review that there was an other than temporary decline in the value of its investment in Adexa. As of March 31, 2002, the remaining book value of the investment in Adexa was $1.3 million.

NOTE 6.  ACCRUED RESTRUCTURING COSTS

     In April 2001, the Company closed its Austin, Texas office, formerly the headquarters of its iMark.com, Inc. ("iMark") subsidiary, and centralized the Company's asset recovery operations at its corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, the Company recorded a $3.1 million restructuring charge covering the severance costs, lease termination costs and non-cash write-off of assets related to the Austin office. In June 2001, the Company closed two foreign offices and terminated certain employees in those and other offices. As a result, the Company recorded a $3.3 million restructuring charge covering severance and lease termination costs.

     The restructuring reserve activity for the period ended March 31, 2002 was:

                                          BALANCE AT       AMOUNTS      BALANCE AT
                                       DECEMBER 31, 2001   UTILIZED   MARCH 31, 2002
                                       -----------------   --------   --------------
                                                      (IN THOUSANDS)
Employee severance and termination
  benefit costs......................        $183            $31           $152
Lease costs..........................         680             51            629
                                             ----            ---           ----
     Total...........................        $863            $82           $781
                                             ====            ===           ====

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had stock compensation and warrant costs been separately stated on the condensed consolidated statements of operations:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2002       2001
                                                             -------    -------
                                                               (IN THOUSANDS)
Research and development...................................  $    9     $   49
Sales and marketing........................................   2,000      2,040
                                                             ------     ------
                                                             $2,009     $2,089
                                                             ======     ======

NOTE 8.  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources

                       FREEMARKETS, INC. AND SUBSIDIARIES
and in assessing performance. The Company operates in one segment, business-to-business electronic commerce. The Company markets its services in the United States and in foreign countries through its sales personnel and its subsidiaries.

     The Company serves its customers from offices in the United States and 13 foreign countries. Many of the Company's customers are multi-national customers. Over 90% of the Company's revenues were derived from customers whose headquarters are located in the United States. In addition, over 90% of the Company's assets are located in the United States.

NOTE 9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", in its first quarter ended March 31, 2002, and no longer records goodwill amortization. In connection with adopting this standard, the Company completed step one of the test for impairment, which indicated that the carrying value of Surplus Record exceeded the estimated fair value, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million, or $0.13 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change.

     The following unaudited pro forma financial information presents the Company's results of operations and earnings per share ("EPS") as if goodwill had not been amortized in 2001:

                                                THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------
                                                  2002                2001
                                            -----------------   -----------------
                                               $        EPS        $        EPS
                                            --------   ------   --------   ------
                                                  (UNAUDITED, IN THOUSANDS
                                                  EXCEPT PER SHARE AMOUNTS)
Reported loss before change in
  accounting..............................  $ (6,191)  $(0.15)  $(43,734)  $(1.13)
Add back: Goodwill amortization...........        --       --     29,523     0.76
                                            --------   ------   --------   ------
Adjusted loss before change in
  accounting..............................  $ (6,191)  $(0.15)  $(14,211)  $(0.37)
                                            ========   ======   ========   ======
Reported net loss.........................  $(11,518)  $(0.28)  $(43,734)  $(1.13)
Add back: Goodwill amortization...........        --       --     29,523     0.76
                                            --------   ------   --------   ------
Adjusted net loss.........................  $(11,518)  $(0.28)  $(14,211)  $(0.37)
                                            ========   ======   ========   ======

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the APB Opinion No. 30 requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have an impact on the Company's financial statements.

     In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The Company is required to adopt the guidance effective January 1, 2002. Prior to 2002, the

                       FREEMARKETS, INC. AND SUBSIDIARIES

Company recorded "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, the Company has recorded these reimbursements as revenue, and an equivalent amount is included in cost of revenues. Comparative financial statements for prior year information have been reclassified to conform to the new presentation.

NOTE 10.  SECURITIES CLASS ACTION COMPLAINTS

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

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. As of March 31, 2002, an amended consolidated complaint had not been filed. The Company and the individual defendants believe that the claims asserted against them are without merit, and they intend to defend these claims vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Our financial condition and results of operations are determined based on the application of our accounting policies. These policies can be subject to judgments and estimations, and different amounts could be reported using different assumptions and estimates. We use our best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. Reference should be made to the "Revenues" section of the Management's Discussion and Analysis for a discussion regarding critical accounting policies and judgments associated with revenue recognition.

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 12, 2002.

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

     Since 1995, our online markets have enabled our customers to purchase $35 billion worth of goods and services. Based upon the difference between the prices that our customers have historically paid for goods and services and the lowest prices identified in our markets, we estimate that we have helped our customers access $7 billion in potential savings.

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

     Online market volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers' purchasing needs, the timing of the addition of new customers, the length of our customer contracts and the industry in which the items in the online markets will be used. We anticipate that the continued introduction of new products will further reduce the correlation of FullSource online market volume and revenues in any particular period. Online market volume has varied in the past, and we expect it to vary in the future. The following table sets forth our online market volume for the periods indicated:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2002       2001
                                                             -------    -------
FullSource online market volume (in millions)..............  $3,989     $2,602

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

     Many of the service agreements for our FullSource offering include performance incentive payments that are contingent upon our customer achieving specific online market volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that as our volume grows, the revenues attributable to these incentive payments will also grow in terms of absolute dollars, but not necessarily as a percentage of revenues.

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

     Reimbursements, including those related to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

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

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under our service contract with
Visteon:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Revenues and fees.........................................  $45,986    $34,721
Less fees characterized as payment for warrant............   (2,813)    (2,813)
                                                            -------    -------
Revenues..................................................  $43,173    $31,908
                                                            =======    =======

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

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statement of operations data as a percentage of revenues and fees for the periods indicated:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2002    2001
                                                              ----    ----
Revenues and fees before reimbursements.....................   97%      95%
Reimbursements..............................................    3        5
                                                              ---     ----
  Revenues and fees.........................................  100%     100%
Less fees characterized as payment for warrant..............    6        8
                                                              ---     ----
  Revenues..................................................   94       92
Operating costs and expenses:
  Cost of revenues, including reimbursements................   41       52
  Research and development..................................   11       16
  Sales and marketing.......................................   28       35
  General and administrative................................   14       28
  Stock compensation and warrant costs......................    4        6
  Investment write-down.....................................   10       --
  Goodwill amortization.....................................   --       85
                                                              ---     ----
  Operating loss............................................  (14)    (130)
Interest and other income, net..............................    1        4
                                                              ---     ----
  Loss before taxes and change in accounting................  (13)    (126)
Provision for income taxes..................................    0        0
                                                              ---     ----
  Loss before change in accounting..........................  (13)    (126)
Cumulative effect of accounting change for goodwill           (12)      --
                                                              ---     ----
  Net loss..................................................  (25%)   (126%)
                                                              ===     ====

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     All references to "Q1 2002" and "Q1 2001" are for the three months ended March 31, 2002 and 2001, respectively.

REVENUES

     Revenues and fees increased 32% from $34.7 million in Q1 2001 to $46.0 million in Q1 2002. The increase in revenues and fees is primarily attributable to an increased use of our services by existing customers, as well as the addition of new customers for which we conducted online markets. The number of customers served increased 13% from 111 in Q1 2001 to 125 in Q1 2002. Additionally, our FullSource online market volume grew 53% from $2.6 billion in Q1 2001 to $4.0 billion in Q1 2002. To a lesser extent, the increased revenues were also attributable to the introduction of our QuickSource offering. We anticipate our FullSource offering will continue to account for a substantial majority of our revenues in the foreseeable future. Revenues in each of Q1 2001 and Q1 2002 exclude fees of $2.8 million from our contract with Visteon, and include reimbursements of $1.7 million in Q1 2001 and $1.4 million in Q1 2002. An equivalent amount of reimbursable expenses is included in cost of revenues.

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues, including reimbursements, increased from $17.9 million in Q1 2001 to $18.9 million in Q1 2002. As a percentage of revenues and fees, cost of revenues, including reimbursements, decreased from 52% in Q1 2001 to 41% in Q1 2002. The increase in absolute dollar amounts from Q1 2001 to Q1 2002 reflects an 11% increase in the average number of market making staff to serve our growing customer base. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues and fees from Q1 2001 to Q1 2002 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities. Also, we have attained operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain expertise in various supply markets. We expect our cost of revenues as a percentage of revenues and fees in fiscal year 2002 will be lower than 2001.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased from $5.6 million, or 16% of revenues and fees in Q1 2001, to $5.1 million, or 11% of revenues and fees in Q1 2002. The decrease in absolute dollars and as a percentage of revenues and fees was primarily related to a decrease in the number of outsourced consulting staff and associated costs as a result of the restructuring in Q2 2001. We expect that our research and development costs as a percentage of revenues and fees in fiscal year 2002 will be higher than 2001 due to an anticipated increase in our investment to fund our product development pipeline.

     SALES AND MARKETING. Sales and marketing costs increased from $12.2 million, or 35% of revenues and fees in Q1 2001, to $13.0 million, or 28% of revenues and fees in Q1 2002. The increase in absolute dollars reflects a slight increase in average sales and marketing staff in Q1 2002 compared to Q1 2001. We expect that our sales and marketing costs as a percentage of revenues and fees in fiscal year 2002 will be lower than 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $9.6 million, or 28% of revenues and fees in Q1 2001, to $6.2 million, or 14% of revenues and fees in Q1 2002. The decrease in absolute dollars and as a percentage of revenues and fees was primarily related to a 33% decrease in the average number of personnel in the areas of human resources, finance and facilities management in 2002 compared to 2001, as well as the net effect of reducing the cost of our satellite locations. We expect that our general and administrative costs as a percentage of revenues and fees in fiscal year 2002 will be lower than 2001.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q1 2001 and Q1 2002, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on our review of Adexa's financial results and general market conditions. We concluded after this review that there was an other than temporary decline in the value of our investment in Adexa. As of March 31, 2002, the remaining book value of our investment in Adexa was $1.3 million.

     GOODWILL AMORTIZATION. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill amortization of $29.5 million in Q1 2001. In Q1 2002, in connection with the implementation of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", we no longer record goodwill amortization. For further discussion, see
Note 9 to the Condensed Consolidated Financial Statements.

  INTEREST AND OTHER INCOME, NET. Interest and other income, net decreased from $1.5 million in Q1 2001 to $700,000 in Q1 2002. The decrease was primarily attributable to reduced rate of return on marketable investments in Q1 2002 compared to Q1 2001. In Q1 2001, we earned $1.7 million at a weighted-average rate of return of 6.2%, compared to $800,000 at a rate of return of 2.8% in Q1 2002.

  PROVISION FOR INCOME TAXES. Provision for income taxes was $149,000 in Q1 2001 and $153,000 in Q1 2002, and is comprised of foreign income taxes.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL. In Q1 2002, in connection with the implementation of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", we tested goodwill for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues and equity financing transactions, and to a lesser extent bank borrowings. In December 1999, we completed our IPO, which resulted in net proceeds of $182.2 million. As of March 31, 2002, we had cash and cash equivalents of $83.8 million, marketable investments of $31.2 million and working capital of $98.9 million. Our average days sales outstanding ("DSO") improved from 70 days in Q1 2001 to 56 days in Q1 2002.

     Net cash used in operating activities totaled $18.7 million in Q1 2001, compared to net cash provided by operating activities of $6.9 million in Q1 2002. The use of cash in Q1 2001 related primarily to the operating losses generated by our investment in the growth of our business, including an increase in personnel from 968 at December 31, 2000 to 1,059 at March 31, 2001. Cash provided by operating activities in Q1 2002 is primarily due to improvements in DSO and cash collections on record revenues in Q4 2001. Net cash from operating activities in Q1 2001 and Q1 2002 does not reflect $3.8 million received under our service contract with Visteon.

     Net cash provided by investing activities totaled $253,000 in Q1 2001, compared to net cash used in investing activities of $9.4 million in Q1 2002. In Q1 2001 and Q1 2002, we incurred $9.0 million and $1.1 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000 and 2001, we expect our capital expenditures in fiscal 2002 will be lower than 2001. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash inflow in Q1 2001 was $9.3 million, compared to net cash outflow of $8.3 million in Q1 2002.

     Net cash provided by financing activities totaled $4.1 million in Q1 2001 and $5.8 million in Q1 2002. The positive financing cash flows in both years primarily reflect the $3.8 million received in each of Q1 2001 and Q1 2002 under our service contract with Visteon. We have determined, based on a review by the SEC staff in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. The net positive financing cash flow is also attributable to proceeds from the exercise of options of $400,000 and $2.5 million in Q1 2001 and Q1 2002, respectively.

     In November 2000, we entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum borrowing base of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. As of March 31, 2002, $3.6 million was outstanding under the term loan and the interest rate was 5.25%. At March 31, 2002, $13.6 million was available under the revolving credit facility based on eligible accounts receivable.

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

     We will continue to invest in the growth of our business. For the remainder of 2002, we expect to continue to generate positive cash flows. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future. As of March 31, 2002, our marketable investment allocation represents 27% of total cash and investments, compared to 22% at December 31, 2001, and is due to improved operating cash flows in the second half of 2001 and Q1 2002. If we are unable to control costs, our resources may be depleted, and accordingly, our current resources may not prove to be sufficient for this time period. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the quarter ended March 31, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2002.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     As discussed in Note 9 to the Condensed Consolidated Financial Statements, we implemented new accounting standards related to accounting for goodwill and intangible assets, impairments and disposals of long-lived assets and reimbursements for expenses incurred in connection with providing services beginning January 1, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the quarter ended March 31, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 12, 2002.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 10 to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on May 3, 2002.

                                          FREEMARKETS, INC.

                                          By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            JOAN S. HOOPER
                                            Executive Vice President, Chief
                                              Financial Officer, Secretary and
                                              Treasurer
                                            (Principal Financial and Accounting
                                              Officer)