Form 10-Q
period 2002-06-30
FREEMARKETS INC
filed 2002-08-07
CIK 949968

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on July 31, 2002 was 41,840,919.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of June
            30, 2002 (unaudited) and December 31, 2001......      3
            Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2002
            and 2001 (unaudited)............................      4
            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2002 and 2001
            (unaudited).....................................      5
            Notes to Condensed Consolidated Financial
            Statements......................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     18

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     19

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     19

Item 6. Exhibits and Reports on Form 8-K....................     19

Signature...................................................     20

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 79,475        $ 80,482
  Short-term marketable investments.........................     26,873           7,337
  Accounts receivable, net..................................     29,310          32,346
  Other current assets......................................      5,800           5,300
                                                               --------        --------
     Total current assets...................................    141,458         125,465
Long-term marketable investments............................     14,477          15,670
Property and equipment, net.................................     26,302          33,623
Goodwill and other assets...................................      4,667          14,634
                                                               --------        --------
     Total assets...........................................   $186,904        $189,392
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  6,314        $  5,741
  Accrued incentive compensation............................      4,706          11,288
  Accrued restructuring costs...............................        739             863
  Other current liabilities.................................     18,896          17,417
  Current portion of long-term debt.........................      1,545           1,534
                                                               --------        --------
     Total current liabilities..............................     32,200          36,843
Long-term debt..............................................      2,106           2,904
                                                               --------        --------
     Total liabilities......................................     34,306          39,747
                                                               --------        --------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................        418             407
  Additional capital........................................    564,059         549,197
  Unearned stock-based compensation.........................       (159)           (254)
  Stock purchase warrants...................................     76,388          76,388
  Accumulated other comprehensive income....................        141             551
  Accumulated deficit.......................................   (488,249)       (476,644)
                                                               --------        --------
     Total stockholders' equity.............................    152,598         149,645
                                                               --------        --------
     Total liabilities and stockholders' equity.............   $186,904        $189,392
                                                               ========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                            --------------------    ---------------------
                                                             2002        2001         2002        2001
                                                            -------    ---------    --------    ---------
Revenues..................................................  $44,604    $  37,095    $ 87,777    $  69,003
                                                            -------    ---------    --------    ---------
Operating costs and expenses:
  Cost of revenues, including reimbursements..............   19,322       19,902      38,182       37,843
  Research and development................................    6,916        5,138      12,058       10,763
  Sales and marketing.....................................   10,928       13,261      23,912       25,464
  General and administrative..............................    6,351        8,553      12,574       18,194
  Stock compensation and warrant costs....................    2,010        2,040       4,019        4,129
  Investment write-down...................................       --           --       4,740           --
  Restructuring charges and terminated merger-related
    costs.................................................       --        9,817          --        9,817
  Goodwill impairment.....................................       --      204,261          --      204,261
  Goodwill amortization...................................       --       15,288          --       44,811
                                                            -------    ---------    --------    ---------
Total operating costs and expenses........................   45,527      278,260      95,485      355,282
                                                            -------    ---------    --------    ---------
    Operating loss........................................     (923)    (241,165)     (7,708)    (286,279)
Interest and other income, net............................    1,029          516       1,776        2,045
                                                            -------    ---------    --------    ---------
    Income (loss) before taxes and change in accounting...      106     (240,649)     (5,932)    (284,234)
Provision for income taxes................................      193          136         346          285
                                                            -------    ---------    --------    ---------
    Loss before change in accounting......................      (87)    (240,785)     (6,278)    (284,519)
Cumulative effect of accounting change for goodwill.......       --           --      (5,327)          --
                                                            -------    ---------    --------    ---------
    Net loss..............................................  $   (87)   $(240,785)   $(11,605)   $(284,519)
                                                            =======    =========    ========    =========
Basic and diluted earnings per share before accounting
  change..................................................  $ (0.00)   $   (6.15)   $  (0.15)   $   (7.29)
                                                            =======    =========    ========    =========
Basic and diluted earnings per share after accounting
  change..................................................  $ (0.00)   $   (6.15)   $  (0.28)   $   (7.29)
                                                            =======    =========    ========    =========
Shares used in computing basic and diluted earnings per
  share...................................................   41,396       39,132      41,144       39,003
                                                            =======    =========    ========    =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              --------    ---------
Cash flows from operating activities:
  Net loss..................................................  $(11,605)   $(284,519)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
  Depreciation and amortization.............................     9,739        9,056
  Provision for bad debts...................................       415        1,488
  Loss on disposal of property and equipment................        --        1,138
  Stock compensation and warrant costs......................     4,019        4,129
  Investment write-down.....................................     4,740           --
  Cumulative effect of accounting change for goodwill.......     5,327           --
  Goodwill amortization.....................................        --       44,811
  Non-cash restructuring costs..............................        --        2,179
  Goodwill impairment.......................................        --      204,261
Cash provided by (used in) changes in:
  Accounts receivable.......................................       746           84
  Other assets..............................................      (622)      (1,069)
  Accounts payable..........................................       573       (3,689)
  Other liabilities.........................................    (5,677)      (1,952)
                                                              --------    ---------
          Net cash provided by (used in) operating
            activities......................................     7,655      (24,083)
                                                              --------    ---------
Cash flows from investing activities:
  Purchases of marketable investments.......................   (18,303)     (39,783)
  Maturities of marketable investments......................        --       68,490
  Proceeds from disposal of property and equipment..........        --        2,544
  Investment in Adexa, Inc. ................................        --       (6,000)
  Capital expenditures, net.................................    (2,396)     (11,797)
                                                              --------    ---------
          Net cash (used in) provided by investing
            activities......................................   (20,699)      13,454
                                                              --------    ---------
Cash flows from financing activities:
  Repayment of debt.........................................      (787)         (86)
  Proceeds from fees applied to customer warrant............     7,500        6,563
  Proceeds from issuance of common stock....................     2,202          754
  Options and warrants exercised............................     3,122          757
                                                              --------    ---------
          Net cash provided by financing activities.........    12,037        7,988
                                                              --------    ---------
Net change in cash and cash equivalents.....................    (1,007)      (2,641)
Cash and cash equivalents at beginning of period............    80,482       52,991
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $ 79,475    $  50,350
                                                              ========    =========
Supplemental disclosure:
Cash paid for interest......................................  $    134    $     219
                                                              ========    =========
Cash paid for income taxes..................................  $    311    $     104
                                                              ========    =========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  1,875    $     938
                                                              ========    =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC in March 2002. Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 2.  REVENUES AND FEES

     Revenues exclude fees earned under a service contract with Visteon Corporation ("Visteon"). Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees the Company earned under our service contract with Visteon:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      ------------------    ------------------
                                       2002       2001       2002       2001
                                      -------    -------    -------    -------
Revenues and fees...................  $47,416    $39,907    $93,402    $74,628
Less fees characterized as payment
  for warrant.......................   (2,812)    (2,812)    (5,625)    (5,625)
                                      -------    -------    -------    -------
Revenues............................  $44,604    $37,095    $87,777    $69,003
                                      =======    =======    =======    =======

NOTE 3.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  --------------------    ---------------------
                                   2002        2001         2002        2001
                                  -------    ---------    --------    ---------
Net loss before change in
  accounting....................  $   (87)   $(240,785)   $ (6,278)   $(284,519)
  Cumulative effect of
     accounting change for
     goodwill...................       --           --      (5,327)          --
                                  -------    ---------    --------    ---------
Net loss........................  $   (87)   $(240,785)   $(11,605)   $(284,519)
                                  =======    =========    ========    =========
Weighted average common shares
  used in computing basic and
  diluted earnings per share....   41,396       39,132      41,144       39,003
Basic and diluted earnings per
  share before accounting
  change........................  $ (0.00)   $   (6.15)   $  (0.15)   $   (7.29)
Basic and diluted earnings per
  share after accounting
  change........................  $ (0.00)   $   (6.15)   $  (0.28)   $   (7.29)

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------      ----------------
                                         2002        2001       2002       2001
                                        ------      ------      -----      -----
Stock options.........................  3,980       5,161       4,755      5,509

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on marketable investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $385,000, $240.7 million, $12.0 million and $284.0 million for the three and six months ended June 30, 2002 and June 30, 2001, respectively.

NOTE 5.  INVESTMENT WRITE-DOWN

     During the first quarter of 2002, the Company recorded a $4.7 million loss on its investment in Adexa, Inc. ("Adexa"), a provider of software products that enable collaborative commerce, based on its review of Adexa's financial results and general market conditions. The Company concluded after this review that there was an other than temporary decline in the value of its investment in Adexa. As of June 30, 2002, the remaining carrying value of the investment in Adexa was $1.3 million.

NOTE 6. RESTRUCTURING CHARGES, GOODWILL IMPAIRMENT AND TERMINATED MERGER-RELATED COSTS

     During the second quarter of 2001 ("Q2 2001"), the Company recorded $6.4 million of restructuring charges, $204.3 million of goodwill impairment and $3.4 million of terminated merger-related costs.

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

     The restructuring reserve activity for the period ended June 30, 2002 was:

                                           BALANCE AT        AMOUNTS      BALANCE AT
                                        DECEMBER 31, 2001    UTILIZED    JUNE 30, 2002
                                        -----------------    --------    -------------
Employee severance and termination
  benefit costs.......................        $183            $ (31)         $152
Lease costs...........................         680              (93)          587
                                              ----            -----          ----
     Total............................        $863            $(124)         $739
                                              ====            =====          ====

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

     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa, Inc. However, in June 2001, FreeMarkets and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. The Company had incurred merger-

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had stock compensation and warrant costs been separately stated on the condensed consolidated statements of operations:

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                          ------------------    ----------------
                                           2002       2001       2002      2001
                                          -------    -------    ------    ------
Research and development................  $   30     $   49     $   60    $   98
Sales and marketing.....................   1,980      1,991      3,959     4,031
                                          ------     ------     ------    ------
                                          $2,010     $2,040     $4,019    $4,129
                                          ======     ======     ======    ======

NOTE 8.  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, business-to-business sourcing solutions. The Company markets its services in the United States and in foreign countries through its sales personnel and its subsidiaries.

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

NOTE 9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer records goodwill amortization. In connection with adopting this standard, the Company completed step one of the test for impairment, which indicated that the carrying value of Surplus Record exceeded the estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million was recognized as the cumulative effect of an accounting change.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following unaudited pro forma financial information presents the Company's results of operations and earnings per share ("EPS") as if goodwill had not been amortized or impaired in 2001:

                                                   THREE MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------
                                                2002                        2001
                                      ------------------------    -------------------------
                                           $            EPS            $             EPS
                                      -----------    ---------    ------------    ---------
                                       (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Reported net loss...................   $    (87)      $(0.00)      $(240,785)      $(6.15)
Add back: Goodwill amortization.....         --           --          15,288         0.39
Add back: Goodwill impairment.......         --           --         204,261         5.22
                                       --------       ------       ---------       ------
Adjusted loss before change in
  accounting........................   $    (87)      $(0.00)      $ (21,236)      $(0.54)
                                       ========       ======       =========       ======

                                                    SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------------------
                                                2002                        2001
                                      ------------------------    -------------------------
                                           $            EPS            $             EPS
                                      -----------    ---------    ------------    ---------
                                       (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Reported loss before change in
  accounting........................   $ (6,278)      $(0.15)      $(284,519)      $(7.29)
Add back: Goodwill amortization.....         --           --          44,811         1.15
Add back: Goodwill impairment.......         --           --         204,261         5.23
                                       --------       ------       ---------       ------
Adjusted loss before change in
  accounting........................   $ (6,278)      $(0.15)      $ (35,447)      $(0.91)
                                       ========       ======       =========       ======
Reported net loss...................   $(11,605)      $(0.28)      $(284,519)      $(7.29)
Add back: Goodwill amortization.....         --           --          44,811         1.15
Add back: Goodwill impairment.......         --           --         204,261         5.23
                                       --------       ------       ---------       ------
Adjusted net loss...................   $(11,605)      $(0.28)      $ (35,447)      $(0.91)
                                       ========       ======       =========       ======

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 for (i) recognition/measurement of impairment of long-lived assets to be held and (ii) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains the APB Opinion No. 30 requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have an impact on the Company's financial statements.

     In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Topic D-103"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The Company adopted the guidance effective January 1, 2002. Prior to 2002, the Company recorded "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, the Company has recorded these reimbursements as revenue, and an equivalent amount is included in cost of revenues. Comparative financial statements for prior year information have been reclassified to conform to the new presentation.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, and seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company's initial public offering. The defendants have filed a motion to dismiss the Consolidated Complaint and a briefing on that motion is in progress. The Company and the individual defendants believe that the claims asserted against them are without merit, and they intend to defend these claims vigorously.

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

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC in March 2002.

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

     Since 1995, our online markets have enabled our customers to purchase over $40 billion worth of goods and services. Based upon the difference between the prices that our customers have historically paid for goods and services and the lowest prices identified in our markets, we estimate that we have helped our customers access more than $8 billion in potential savings.

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

DETERMINATION OF ONLINE MARKET VOLUME AND ACHIEVABLE SAVINGS

     We believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create online markets on behalf of our customers as part of our FullSource offering. We measure this online market volume by multiplying the lowest bid price per unit in each online market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate online market volume for the estimated term. We do not report QuickSource volume since this is a hosted application that enables customers to create and run their own online markets, and as a result, we do not believe that volume from these online markets can be adequately validated.

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

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------    -----------------
                                         2002       2001       2002       2001
                                        -------    -------    -------    ------
FullSource online market volume (in
  millions)...........................  $6,218     $4,614     $10,207    $7,216

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

REVENUES

     We generate revenues under service and access agreements with our customers. Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated online market volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. Fixed monthly fees from our FullSource offering constitute a majority of our revenues, and we expect that these fixed fees will continue to constitute a majority of our revenues in the foreseeable future. We recognize revenues from our fixed monthly FullSource fees ratably as we provide access to our services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our service agreements permit early termination by our customers without penalty.

     Many of the service agreements for our FullSource offering include performance incentive payments that are contingent upon our customer achieving specific online market volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that if our volume continues to grow, the revenues attributable to these incentive payments may also grow in terms of absolute dollars, but not necessarily as a percentage of revenues.

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

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees, and, if specified volume thresholds are exceeded, additional variable fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the SEC staff, we exclude from our revenues the fees we earn from this contract, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators, we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under this service contract with
Visteon:

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     ------------------    ------------------
                                      2002       2001       2002       2001
                                     -------    -------    -------    -------
Revenues and fees..................  $47,416    $39,907    $93,402    $74,628
Less fees characterized as payment
  for warrant......................   (2,812)    (2,812)    (5,625)    (5,625)
                                     -------    -------    -------    -------
Revenues...........................  $44,604    $37,095    $87,777    $69,003
                                     =======    =======    =======    =======

     Our relationship with Visteon is a standard customer relationship (except for the warrant). We do not expect to recognize revenues under this Visteon service contract for either the fixed or any variable fees we earn during the term of the contract, which expires in 2005, because we have determined, as a result of a review by the staff of the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statement of operations data as a percentage of revenues and fees for the periods indicated:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         ------------------     ----------------
                                                         2002         2001      2002        2001
                                                         -----        -----     ----        ----
Revenues and fees characterized as payment for
  warrant..............................................    100%        100%     100%         100%
     Less fees characterized as payment for warrant....      6           7        6            8
                                                          ----        ----      ---         ----
Revenues...............................................     94          93       94           92
Operating costs and expenses:
  Cost of revenues, including reimbursements...........     41          50       41           51
  Research and development.............................     15          13       13           14
  Sales and marketing..................................     23          33       26           34
  General and administrative...........................     13          21       14           24
  Stock compensation and warrant costs.................      4           5        4            6
  Investment write-down................................     --          --        5           --
  Restructuring charges and terminated merger-related
     costs.............................................     --          25       --           13
  Goodwill impairment..................................     --         512       --          274
  Goodwill amortization................................     --          38       --           60
                                                          ----        ----      ---         ----
     Operating loss....................................     (2)       (604)      (9)        (384)
Interest and other income, net.........................      2           1        2            3
                                                          ----        ----      ---         ----
     Income/(loss) before taxes and change in
       accounting......................................      0        (603)      (7)        (381)
Provision for income taxes.............................      0           0        0            0
                                                          ----        ----      ---         ----
     Loss before change in accounting..................     (0)       (603)      (7)        (381)
Cumulative effect of accounting change for goodwill....      0           0       (5)           0
                                                          ----        ----      ---         ----
     Net loss..........................................     (0%)      (603%)    (12%)       (381%)
                                                          ====        ====      ===         ====

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     All references to "Q2 2002" and "Q2 2001" are for the three months ended June 30, 2002 and 2001, respectively. All references to "Six Months 2002" and "Six Months 2001" are for the six months ended June 30, 2002 and 2001, respectively.

REVENUES

     Revenues and fees increased 19% from $39.9 million in Q2 2001 to $47.4 million in Q2 2002, and increased 25% from $74.6 million in Six Months 2001 to $93.4 million in Six Months 2002. The increase in revenues and fees is primarily attributable to an increased use of our services by existing customers, as well as the addition of new customers for which we conducted online markets. The number of customers served increased 7% from 123 in Q2 2001 to 131 in Q2 2002. As an indicator of our increased services, our FullSource online market volume grew 35% from $4.0 billion in Q2 2001 to $6.2 billion in Q2 2002, and increased 41% from $7.2 billion in Six Months 2001 to $10.2 billion in Six Months 2002. To a lesser extent, the increased revenues were also attributable to the introduction of our QuickSource offering in early 2001. We anticipate our FullSource offering will continue to account for a substantial majority of our revenues in the foreseeable future. Revenues in each of Q2 2001 and Q2 2002 exclude fees of $2.8 million from our contract with Visteon., while revenues in each of Six Months 2001 and Six Months 2002 exclude fees earned from Visteon of $5.6 million. Revenues include reimbursements of $2.3 million in Q2 2001 and $1.4 in Q2 2002, and $4.0 million in Six Months 2001 and $2.7 in Six Months 2002. An equivalent amount of reimbursable expenses is included in cost of revenues.

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $19.9 million in Q2 2001 to $19.3 million in Q2 2002, and increased from $37.8 million in Six Months 2001 to $38.2 million in Six Months 2002. As a percentage of revenues and fees, cost of revenues decreased from 50% in Q2 2001 to 41% in Q2 2002 and from 51% in Six Months 2001 to 41% in Six Months 2002. The decrease in cost of revenues as a percentage of revenues and fees from Q2 2001 to Q2 2002 and from Six Months 2001 to Six Months 2002 is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities, as well as a decrease in incentive compensation costs in 2002. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise in various supply markets. We expect cost of revenues as a percentage of revenues and fees in fiscal year 2002 will continue to be lower than 2001.

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $5.1 million, or 13% of revenues and fees in Q2 2001 to $6.9 million, or 15% of revenues and fees in Q2 2002, and from $10.8 million, or 14% in Six Months 2001 to $12.1 million, or 13% in Six Months 2002. The increase in absolute dollars relates primarily to ongoing investments in our product development pipeline. We expect that research and development costs as a percentage of revenues and fees in fiscal year 2002 will be higher than 2001 due to an anticipated increase in our investment to fund our product development pipeline.

     SALES AND MARKETING. Sales and marketing costs decreased from $13.3 million, or 33% of revenues and fees in Q2 2001 to $10.9 million, or 23% of revenues and fees in Q2 2002, and from $25.5 million, or 34% in Six Months 2001 to $23.9 million, or 26% in Six Months 2002. The decrease in absolute dollars and as a percentage of revenues and fees is primarily attributable to a 19% and 3% decrease in Q2 2002 and Six Months 2002, respectively, in the average number of sales and marketing staff as a result of the Q2 2001 restructuring. The decrease is also attributable to reduced overall advertising expenses in 2002 compared to 2001. We expect that our sales and marketing costs as a percentage of revenues and fees in fiscal year 2002 will continue to be lower than 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $8.6 million, or 21% of revenues and fees in Q2 2001 to $6.4 million, or 13% of revenues and fees in Q2 2002, and from $18.2 million, or 24% in Six Months 2001 to $12.6 million, or 14% in Six Months 2002. The decrease in absolute dollars and as a percentage of revenues and fees is primarily attributable to a 30% and 19% decrease in Q2 2002 and Six Months 2002, respectively, in the average number of personnel in the areas of human resources, finance and facilities management in 2002 compared to 2001, as well as the net effect of reducing the cost of our satellite offices. We expect that general and administrative costs as a percentage of revenues and fees in fiscal year 2002 will continue to be lower than 2001.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q2 2001 and Q2 2002, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs. In each of Six Months 2001 and Six Months 2002, $9.6 million was amortized related to this warrant, with $5.6 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $4.0 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on our review of Adexa's financial results and general market conditions. We concluded after this review that there was an other than temporary decline in the value of our investment in Adexa. As of June 30, 2002, the remaining carrying value of our investment in Adexa was $1.3 million

     RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS. In Q2 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who have left the Company. In February 2001, we signed a merger agreement to acquire Adexa, Inc. However, in June 2001, both parties mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

     GOODWILL AMORTIZATION AND IMPAIRMENT. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $15.3 million and $44.8 million were amortized in Q2 2001 and Six Months 2001. In Q2 2001, we re-evaluated our product and technology strategy and determined that we would no longer use the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. In Q1 2002, we adopted SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", and no longer records goodwill amortization. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

INTEREST AND OTHER INCOME, NET

     Interest and other income increased from $516,000 in Q2 2001 to $1.0 million in Q2 2002, and decreased from $2.0 million in Six Months 2001 to $1.8 million in Six Months 2002. The increase in Q2 2002 compared to Q2 2001 is primarily attributable to non-cash losses on the disposal of property and equipment of $500,000 recorded in Q2 2001 and increased average cash and cash equivalents and marketable investments in 2002 compared to 2001, partially offset by a decrease in our weighted-average rate of return. In Q2 2001, we earned $1.3 million at a weighted-average rate of return of 5.4%, compared to $790,000 at a rate of return of 2.7% in Q2 2002. The decrease in Six Months 2002 compared to Six Months 2001 is attributable to a decrease in our weighted-average rate of return, partially offset by increased average cash and cash equivalents and marketable investments in 2002 compared to 2001. In Six Months 2001, we earned $3.0 million at a weighted-average rate of return of 5.6%, compared to $1.6 million at a rate of return of 2.8% in Six Months 2002.

PROVISION FOR INCOME TAXES

     Provision for income taxes was $136,000 in Q2 2001 and $193,000 in Q2 2002, and $285,000 in Six Months 2001 and $346,000 in Six Months 2002, all of which is comprised of foreign income taxes.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

     In Q1 2002, in connection with the implementation of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", we tested goodwill for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues and equity financing transactions, and to a lesser extent bank borrowings. In December 1999, we completed our IPO, which resulted in net proceeds of $182.2 million. As of June 30, 2002, we had cash and cash equivalents of $79.5 million, marketable investments of $41.3 million and working capital of $109.3 million. Our average days sales outstanding ("DSO") improved from 58 days in Q2 2001 to 52 days in Q2 2002.

     Net cash used in operating activities totaled $24.1 million in Six Months 2001, compared to net cash provided by operating activities of $7.7 million in Six Months 2002. The use of cash in Six Months 2001 related primarily to the operating losses generated by our investment in the growth of our business, including an increase in personnel from 968 at December 31, 2000 to 1,059 at June 30, 2001. Cash provided by operating activities in Six Months 2002 is primarily due to improvements in DSO and cash collections on revenues and fees that are 25% higher than Six Months 2001. Net cash from operating activities in Six Months 2001 and Six Months 2002 does not reflect $6.6 million and $7.5 million, respectively, received under our service contract with Visteon.

     Net cash provided by investing activities totaled $13.5 million in Six Months 2001, compared to net cash used in investing activities of $20.7 million in Six Months 2002. In Six Months 2001 and Six Months 2002, we incurred $11.8 million and $2.4 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000 and 2001, we expect our capital expenditures in fiscal 2002 will be lower than 2001. In Six Months 2001, we also made a $6.0 million investment in Adexa. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash inflow of these funds in Six Months 2001 was $28.7 million, compared to net cash outflow into marketable investments of $18.3 million in Six Months 2002.

     Net cash provided by financing activities totaled $8.0 million in Six Months 2001 and $12.0 million in Six Months 2002. The positive financing cash flows in both years primarily reflect the $6.6 million and $7.5 million, respectively, received in each of Six Months 2001 and Six Months 2002 under our service contract with Visteon. We have determined, based on a review by the SEC staff in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. The net positive financing cash flow in each period is also attributable to proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of stock options.

     In November 2000, we entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum borrowing base of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. As of June 30, 2002, $3.2 million was outstanding under the term loan and the interest rate was 5.25%. At June 30, 2002, $15.0 million was available under the revolving credit facility based on eligible accounts receivable.

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

     We will continue to invest in the growth of our business. For the remainder of 2002, we expect to continue to generate positive cash flows. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future. As of June 30, 2002, our marketable investment allocation represents 34% of total cash and investments, compared to 22% at December 31, 2001, and is due to improved operating cash flows in the second half of 2001 and the first half of 2002. If we are unable to continue to control costs, our resources may be depleted, and accordingly, our current resources may not prove to be sufficient. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the three months ended June 30, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC in March 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the three months ended June 30, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC in March 2002.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 10 to the Condensed Consolidated Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 21, 2002. One matter was considered and voted upon at the Annual Meeting: the election of two persons to serve as Class III Directors for a three-year term.

     The nominations of Glen T. Meakem and David J. Becker to serve as directors were considered and ultimately approved.

                                                      VOTES        VOTES      VOTES      BROKER
                     NOMINEE                           FOR        AGAINST    WITHHELD   NON-VOTES
                     -------                        ----------   ---------   --------   ---------
Glen T. Meakem....................................  32,318,578   4,739,599     --          --
David J. Becker...................................  32,318,578   4,739,599     --          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 99.1     Certification by the Chief Executive Officer and Chief
          Financial Officer Relating to a Periodic Report Containing
          Financial Statements

     (b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on August 7, 2002.

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