Form 10-Q
period 2002-09-30
FREEMARKETS INC
filed 2002-11-15
CIK 949968

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-27913

                               FREEMARKETS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      04-3265483
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

              FREEMARKETS CENTER                                   15222
               210 SIXTH AVENUE                                  (Zip Code)
                PITTSBURGH, PA
   (Address of Principal Executive Offices)

                                 (412) 434-0500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     The number of shares of the registrant's common stock outstanding as of the close of business on October 31, 2002 was 42,119,029.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
         2002 (unaudited) and December 31, 2001......................     3
         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 2002 and 2001
         (unaudited).................................................     4
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited)........     5
         Notes to Condensed Consolidated Financial Statements........     6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    11
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................    18
Item 4.  Controls and Procedures.....................................    18
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    19
Item 6.  Exhibits and Reports on Form 8-K............................    19
Signature............................................................    20
Securities Exchange Act Rule 13a-14 and 15d-14 Certifications of CEO
  and CFO............................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  97,250      $  80,482
  Short-term marketable investments.........................       25,347          7,337
  Accounts receivable, net..................................       25,665         32,346
  Other current assets......................................        6,241          5,300
                                                                ---------      ---------
     Total current assets...................................      154,503        125,465
Long-term marketable investments............................        5,045         15,670
Property and equipment, net.................................       23,879         33,623
Goodwill and other assets...................................        4,285         14,634
                                                                ---------      ---------
     Total assets...........................................    $ 187,712      $ 189,392
                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   4,618      $   5,741
  Accrued incentive compensation............................        5,377         11,288
  Accrued restructuring costs...............................          227            863
  Other current liabilities.................................       19,739         17,417
  Current portion of long-term debt.........................        1,550          1,534
                                                                ---------      ---------
     Total current liabilities..............................       31,511         36,843
Long-term debt..............................................        1,717          2,904
                                                                ---------      ---------
     Total liabilities......................................       33,228         39,747
                                                                ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................          421            407
  Additional capital........................................      569,229        549,197
  Unearned stock-based compensation.........................         (131)          (254)
  Stock purchase warrants...................................       76,388         76,388
  Accumulated other comprehensive (loss) income.............         (150)           551
  Accumulated deficit.......................................     (491,273)      (476,644)
                                                                ---------      ---------
     Total stockholders' equity.............................      154,484        149,645
                                                                ---------      ---------
     Total liabilities and stockholders' equity.............    $ 187,712      $ 189,392
                                                                =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   ---------
Revenues............................................  $40,388    $39,653    $128,165   $ 108,655
                                                      -------    -------    --------   ---------
Operating costs and expenses:
  Cost of revenues, including reimbursements........   18,701     20,012      56,883      57,854
  Research and development..........................    6,953      4,683      19,011      15,446
  Sales and marketing...............................   10,677     12,704      34,589      38,168
  General and administrative........................    5,429      7,219      18,003      25,413
  Stock compensation and warrant costs..............    1,989      2,009       6,008       6,138
  Investment write-down.............................      371         --       5,111          --
  Restructuring charges and terminated
     merger-related costs...........................     (278)        --        (278)      9,817
  Goodwill amortization and impairment..............       --      1,495          --     250,567
                                                      -------    -------    --------   ---------
Total operating costs and expenses..................   43,842     48,122     139,327     403,403
                                                      -------    -------    --------   ---------
     Operating loss.................................   (3,454)    (8,469)    (11,162)   (294,748)
Interest and other income, net......................      611        699       2,387       2,744
                                                      -------    -------    --------   ---------
     Loss before taxes and change in accounting.....   (2,843)    (7,770)     (8,775)   (292,004)
Provision for income taxes..........................      181        109         527         394
                                                      -------    -------    --------   ---------
     Loss before change in accounting...............   (3,024)    (7,879)     (9,302)   (292,398)
Cumulative effect of accounting change for
  goodwill..........................................       --         --      (5,327)         --
                                                      -------    -------    --------   ---------
     Net loss.......................................  $(3,024)   $(7,879)   $(14,629)  $(292,398)
                                                      =======    =======    ========   =========
Basic and diluted earnings per share before
  accounting change.................................  $ (0.07)   $ (0.20)   $  (0.22)  $   (7.45)
                                                      =======    =======    ========   =========
Basic and diluted earnings per share after
  accounting change.................................  $ (0.07)   $ (0.20)   $  (0.35)  $   (7.45)
                                                      =======    =======    ========   =========
Shares used in computing basic and diluted earnings
  per share.........................................   41,798     39,782      41,364      39,265
                                                      =======    =======    ========   =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED; $ IN THOUSANDS)

                                                                2002       2001
                                                              --------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(14,629)  $(292,398)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
  Depreciation and amortization.............................    14,809      13,842
  Provision for bad debts...................................     1,125       2,388
  Loss on disposal of property and equipment................        --       1,138
  Stock compensation and warrant costs......................     6,008       6,138
  Investment write-down.....................................     5,111          --
  Cumulative effect of accounting change for goodwill.......     5,327          --
  Goodwill amortization and impairment......................        --     250,567
  Non-cash restructuring costs..............................        --       2,179
Cash provided by (used in) changes in:
  Accounts receivable.......................................     3,681      (3,908)
  Other assets..............................................    (1,063)       (940)
  Accounts payable..........................................    (1,123)     (4,842)
  Other liabilities.........................................    (4,918)       (761)
                                                              --------   ---------
     Net cash provided by (used in) operating activities....    14,328     (26,597)
                                                              --------   ---------
Cash flows from investing activities:
  Purchases of marketable investments.......................   (18,614)    (54,534)
  Maturities of marketable investments......................    11,221      94,195
  Proceeds from disposal of property and equipment..........        --       2,544
  Investment in Adexa, Inc. ................................        --      (6,000)
  Capital expenditures, net.................................    (5,032)    (13,040)
                                                              --------   ---------
     Net cash (used in) provided by investing activities....   (12,425)     23,165
                                                              --------   ---------
Cash flows from financing activities:
  Repayment of debt.........................................    (1,171)       (140)
  Proceeds from fees applied to customer warrant............    10,313       9,375
  Proceeds from issuance of common stock to ESPP............     2,202         754
  Proceeds from exercise of options and warrants............     3,521       1,541
                                                              --------   ---------
     Net cash provided by financing activities..............    14,865      11,530
                                                              --------   ---------
Net change in cash and cash equivalents.....................    16,768       8,098
Cash and cash equivalents at beginning of period............    80,482      52,991
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $ 97,250   $  61,089
                                                              ========   =========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  1,875   $   1,875
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

NOTE 2.  REVENUES AND FEES

     Revenues exclude fees earned under a service contract with Visteon Corporation ("Visteon"). Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees the Company earned under its service contract with Visteon:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Revenues and fees............................  $43,201    $42,466    $136,603   $117,093
Less fees characterized as payment for
  warrant....................................   (2,813)    (2,813)     (8,438)    (8,438)
                                               =======    =======    ========   ========
Revenues.....................................  $40,388    $39,653    $128,165   $108,655
                                               =======    =======    ========   ========

NOTE 3.  EARNINGS PER SHARE

     The computation of earnings per share is as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   --------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   ---------
Net loss before change in accounting.........  $(3,024)   $(7,879)   $ (9,302)  $(292,398)
  Cumulative effect of accounting change for
     goodwill................................       --         --      (5,327)         --
                                               -------    -------    --------   ---------
Net loss.....................................  $(3,024)   $(7,879)   $(14,629)  $(292,398)
                                               =======    =======    ========   =========
Weighted average common shares used in
  computing basic and diluted earnings per
  share......................................   41,798     39,782      41,364      39,265
Basic and diluted earnings per share before
  accounting change..........................  $ (0.07)   $ (0.20)   $  (0.22)  $   (7.45)
Basic and diluted earnings per share after
  accounting change..........................  $ (0.07)   $ (0.20)   $  (0.35)  $   (7.45)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         2002    2001    2002    2001
                                                         -----   -----   -----   -----
Stock options..........................................  2,319   5,011   3,706   5,439

NOTE 4.  COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income or loss includes the net effect of foreign currency translation adjustments and unrealized gains or losses on marketable investments. Including net loss from the condensed consolidated statements of operations, comprehensive loss was $3.3 million, $8.1 million, $15.3 million and $292.1 million for the three and nine months ended September 30, 2002 and September 30, 2001, respectively.

NOTE 5.  INVESTMENT WRITE-DOWN

     During the third quarter of 2002, the Company recorded a $371,000 loss on its investment in Adexa, Inc. ("Adexa"). The loss was based on a valuation determined by financing completed by Adexa in July 2002. Also, during the first quarter of 2002, the Company recorded a $4.7 million loss on its investment in Adexa based on its review of Adexa's financial results and general market conditions. The Company concluded after each of these reviews that there was an other-than-temporary decline in the value of its investment in Adexa. As of September 30, 2002, the remaining carrying value of the original $6.0 million investment in Adexa was $889,000.

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

     The restructuring reserve activity for the period ended September 30, 2002 was:

                                     BALANCE AT       AMOUNTS                     BALANCE AT
                                  DECEMBER 31, 2001   UTILIZED   ADJUSTMENT   SEPTEMBER 30, 2002
                                  -----------------   --------   ----------   ------------------
Employee severance and
  termination benefit costs.....        $183           $ (31)      $(152)            $ --
Lease and facilities costs......         680            (327)       (126)             227
                                        ----           -----       -----             ----
     Total......................        $863           $(358)      $(278)            $227
                                        ====           =====       =====             ====

     The Company recorded initial restructuring charges in Q2 2001 based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. In the third quarter of 2002, the Company re-evaluated its office space in one of the Company's foreign offices and reviewed its accrual for employee severance and terminations benefit costs. As a result of the review, the Company reversed $278,000 through results of operations in Q3 2002.

     Furthermore, the Company re-evaluated its product and technology strategy during 2001, and determined that the Company would no longer use the technology platform or the market strategy that it acquired with iMark. As a result of this decision to abandon the technology and strategy acquired with iMark, the Company recorded a $204.3 million impairment charge in Q2 2001 to fully write-off the remaining unamortized balance.

     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa. However, in June 2001, FreeMarkets and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. The Company had incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had these amounts been separately stated on the condensed consolidated statements of operations:

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
Research and development...........................  $   17   $   30   $   77   $  128
Sales and marketing................................   1,972    1,979    5,931    6,010
                                                     ------   ------   ------   ------
                                                     $1,989   $2,009   $6,008   $6,138
                                                     ======   ======   ======   ======

NOTE 8.  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, enterprise sourcing solutions. The Company markets its services in the United States and in foreign countries through its sales personnel and its subsidiaries.

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

     The following unaudited pro forma financial information presents the Company's results of operations and earnings per share ("EPS") as if goodwill had not been amortized or impaired in 2001:

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------
                                                          2002               2001
                                                    ----------------   ----------------
                                                       $       EPS        $       EPS
                                                    -------   ------   -------   ------
                                                         (UNAUDITED, IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)
Reported net loss.................................  $(3,024)  $(0.07)  $(7,879)  $(0.20)
Add back: Goodwill amortization...................       --       --     1,495     0.04
                                                    -------   ------   -------   ------
Adjusted loss before change in accounting.........  $(3,024)  $(0.07)  $(6,384)  $(0.16)
                                                    =======   ======   =======   ======

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------
                                                        2002                   2001
                                                 -------------------   --------------------
                                                     $         EPS         $          EPS
                                                 ---------   -------   ----------   -------
                                                 (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE
                                                                  AMOUNTS)
Reported loss before change in accounting......  $ (9,302)   $(0.22)   $(292,398)   $(7.45)
Add back: Goodwill amortization................        --        --       46,306      1.18
Add back: Goodwill impairment..................        --        --      204,261      5.20
                                                 --------    ------    ---------    ------
Adjusted loss before change in accounting......  $ (9,302)   $(0.22)   $ (41,831)   $(1.07)
                                                 ========    ======    =========    ======
Reported net loss..............................  $(14,629)   $(0.35)   $(292,398)   $(7.45)
Add back: Goodwill amortization................        --        --       46,306      1.18
Add back: Goodwill impairment..................        --        --      204,261      5.20
                                                 --------    ------    ---------    ------
Adjusted net loss..............................  $(14,629)   $(0.35)   $ (41,831)   $(1.07)
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

     In March 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The Company adopted the guidance effective January 1, 2002. Prior to 2002, the Company recorded "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, the Company has recorded these reimbursements as revenue, and an equivalent amount is included in cost of revenues. Comparative financial statements for prior year information have been reclassified to conform to the new presentation.

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

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). The complaints allege that underwriters in the IPO received excessive commissions and entered into unlawful agreements with certain of their clients pursuant to which those clients purchased the Company's stock in the after-market for the purpose of artificially inflating the price of the Company's shares. In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, and seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company's initial public offering. The defendants have filed a motion to dismiss the Consolidated Complaint, which is sub judice. By stipulation and order dated October 9, 2002, the individual defendants have been dismissed without prejudice from the Consolidated Complaint. The Company believes that the claims asserted against it are without merit, and it intends to defend these claims vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Our financial condition and results of operations are determined based on the application of our accounting policies. These policies can be subject to judgments and estimations, and different amounts could be reported using different assumptions and estimates. We use our best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. Reference should be made to the "Revenue Recognition" section of the Management's Discussion and Analysis for a discussion regarding critical accounting policies and judgments associated with revenue recognition.

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

OVERVIEW

     FreeMarkets is a global provider of enterprise sourcing software and services. Our solutions combine proprietary software, sourcing services, global commodity expertise and operations support to help companies achieve and sustain improved financial performance. Our solutions support the entire sourcing process, from spend visibility and supply base rationalization to competitive negotiations and savings implementation.

     Our portfolio of sourcing solutions includes our FullSource(TM) offering and our QS(TM) software application. Our FullSource offering enables our customers to access our web-based technology, market operations, supply market information, commodity expertise and sourcing services. Through FullSource, we create business-to-business online auctions -- which we call markets -- and help our customers identify and screen global suppliers and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. Our QS software gives customers access to our web-enabled technology in order to create and run online markets on their own. We offer optional, add-on services designed to enhance the use of QS, and provide our customers with additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives. In addition, in the third quarter, we introduced our spend visibility integrated offering that combines software and services to help companies design, execute and measure the effectiveness of spend management strategies.

     Since 1995, our FullSource online markets have enabled customers to purchase over $45 billion worth of goods and services. Based upon the difference between the prices that our customers have historically paid for goods and services and the lowest prices identified in our markets, we estimate that we have helped our customers access more than $9 billion in potential savings.

DETERMINATION OF FULLSOURCE MARKET VOLUME AND ACHIEVABLE SAVINGS

     Revenues from our FullSource offering represent a substantial majority of our total revenues. Therefore, we believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create markets on behalf of our customers as part of our FullSource offering. We measure this market volume by multiplying the lowest bid price per unit in each market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate volume for the estimated term. We do not report QS volume since this is a hosted application that enables customers to create and run their own markets, and as a result, we do not believe that volume from these markets can be adequately validated.

     FullSource market volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers' purchasing needs, the timing of the addition of new customers and the length of our customer contracts. We anticipate that the continued introduction of new products will further reduce the correlation of FullSource volume and revenues in any particular period. FullSource volume has varied in the past, and we expect it to vary in the future. The following table sets forth our FullSource market volume for the periods indicated:

                                                    THREE MONTHS
                                                        ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                   ---------------   -----------------
                                                    2002     2001     2002      2001
                                                   ------   ------   -------   -------
FullSource market volume (in millions)...........  $4,535   $4,230   $14,742   $11,446

     We also believe that the savings achievable by customers through our FullSource markets is an indicator of the effectiveness of our FullSource offering. To estimate these savings, we compare the last price paid by our customer for the items in our markets against the lowest bid price for those items. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our market or our customer may not actually buy all or any of the items for which bids have been received in our markets.

     Many of our agreements with customers provide for incentive compensation based on FullSource volume and/or savings. These agreements may calculate market volume or savings differently than the methods we use to calculate market volume and savings for the purposes described above.

REVENUE RECOGNITION

     We generate revenues under service and access agreements with our customers. Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The monthly fees that we receive are for the use of our technology, supplier and supply market information, market making and market operations staff and facilities. Negotiated monthly fees vary by customer, and reflect both the anticipated volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. Fixed monthly fees from our FullSource offering constitute a majority of our revenues, and we expect that these fixed fees will continue to constitute a majority of our revenues in the foreseeable future. However, fixed fees as a percentage of total revenues may vary in any given period due to a number of factors, including variations in up-front commitments by customers in response to changing economic conditions and the introduction of new products. We recognize revenues from our fixed monthly FullSource fees ratably as we provide access to our services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our service agreements permit early termination by our customers without penalty.

     Many of the service agreements for our FullSource offering include performance incentive payments that are contingent upon our customer achieving specific volume and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. We expect that if our volume continues to grow, the revenues attributable to these incentive payments may also grow in terms of absolute dollars, but not necessarily as a percentage of revenues.

     The agreements for our QS offering provide for revenues from fixed monthly fees. The monthly fees that we receive are for providing access to our technology and for add-on services. Negotiated monthly access fees for our QS offering vary by customer, and reflect the anticipated number of customer users and add-on services. We recognize revenues from our QS offering as we provide access or add-on services.

     Reimbursements, including those related to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees, and, if specified volume thresholds are exceeded, additional variable fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.6 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the SEC staff, we exclude from our revenues the fees we earn from this contract, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators, we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under this service contract with
Visteon:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
                                                            (IN THOUSANDS)
Revenues and fees............................  $43,201    $42,466    $136,603   $117,093
Less fees characterized as payment for
  warrant....................................   (2,813)    (2,813)     (8,438)    (8,438)
                                               -------    -------    --------   --------
Revenues.....................................  $40,388    $39,653    $128,165   $108,655
                                               =======    =======    ========   ========

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

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statements of operations data as a percentage of revenues and fees for the periods indicated:

                                                           THREE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           2002    2001    2002    2001
                                                           -----   -----   -----   -----
Revenues and fees........................................   100%    100%    100%    100%
     Less fees characterized as payment for warrant......     7       7       6       7
                                                            ---     ---     ---    ----
Revenues.................................................    93      93      94      93
Operating costs and expenses:
  Cost of revenues, including reimbursements.............    43      47      42      49
  Research and development...............................    16      11      14      13
  Sales and marketing....................................    25      30      25      33
  General and administrative.............................    13      17      13      22
  Stock compensation and warrant costs...................     4       5       5       5
  Investment write-down..................................     1      --       4      --
  Restructuring charges and terminated merger-related
     costs...............................................    (1)     --      (0)      8
  Goodwill amortization and impairment...................    --       4      --     215
                                                            ---     ---     ---    ----
     Operating loss......................................    (8)    (21)     (9)   (252)
Interest and other income, net...........................     1       2       2       2
                                                            ---     ---     ---    ----
Loss before taxes and change in accounting...............    (7)    (19)     (7)   (250)
Provision for income taxes...............................     0       0       0       0
                                                            ---     ---     ---    ----
     Loss before change in accounting....................    (7)    (19)     (7)   (250)
Cumulative effect of accounting change for goodwill......    --      --      (4)     --
                                                            ---     ---     ---    ----
     Net loss............................................    (7%)   (19%)   (11%)  (250%)
                                                            ===     ===     ===    ====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     All references to "Q3 2002" and "Q3 2001" are for the three months ended September 30, 2002 and 2001, respectively. All references to "Nine Months 2002" and "Nine Months 2001" are for the nine months ended September 30, 2002 and 2001, respectively.

REVENUES AND FEES

     Revenues and fees increased 2% from $42.5 million in Q3 2001 to $43.2 million in Q3 2002, and increased 17% from $117.1 million in Nine Months 2001 to $136.6 million in Nine Months 2002. The increase in revenues and fees is primarily attributable to an increased use of our services by existing customers, as well as the addition of new customers for which we conducted FullSource markets. The number of customers served increased 10% from 124 in Q3 2001 to 137 in Q3 2002. As an indicator of our increased services, our FullSource market volume grew 7% from $4.2 billion in Q3 2001 to $4.5 billion in Q3 2002, and increased 29% from $11.4 billion in Nine Months 2001 to $14.7 billion in Nine Months 2002. To a lesser extent, the increased revenues were also attributable to the introduction of our QS offering in early 2001.

     Although customers and FullSource volume increased from Q3 2001 to Q3 2002, revenues per customer have decreased over the same period. This decrease is primarily related to a more diversified international mix of customers, as well as a change in the mix of products deployed by our customers. With the introduction of QS in early 2001, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and QS services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration. However, we still anticipate that our FullSource offering will continue to account for a substantial majority of our revenues in the foreseeable future. We do expect that the continued introduction of new products and services over time will drive customer acquisition, customer share expansion and overall revenue gains.

     Also included in revenues are reimbursements of $1.8 million in Q3 2001 and $1.2 million in Q3 2002, and $5.9 million in Nine Months 2001 and $3.9 in Nine Months 2002. An equivalent amount of reimbursable expenses is included in cost of revenues.

     As discussed earlier in "Revenue Recognition", we exclude from revenues the fees earned from our contract with Visteon, which was $2.8 million in each of Q3 2001 and Q3 2002 and $8.4 million in each of Nine Months 2001 and Nine Months 2002.

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $20.0 million in Q3 2001 to $18.7 million in Q3 2002, and from $57.9 million in Nine Months 2001 to $56.9 million in Nine Months 2002. As a percentage of revenues and fees, cost of revenues decreased from 47% in Q3 2001 to 43% in Q3 2002 and from 49% in Nine Months 2001 to 42% in Nine Months 2002. The decrease in cost of revenues for all periods is primarily the result of increased staff productivity as our personnel became more specialized in various market making activities, as well as a decrease in incentive compensation and consulting costs in 2002. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our market making process, as well as organizing our market making staff in such a way to take advantage of our domain supply vertical expertise in various supply markets. We expect that cost of revenues as a percentage of revenues and fees in Q4 2002 will be consistent with Q3 2002.

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $4.7 million, or 11% of revenues and fees in Q3 2001 to $7.0 million, or 16% of revenues and fees in Q3 2002, and from $15.4 million, or 13% in Nine Months 2001 to $19.0 million, or 14% in Nine Months 2002. The increase for all periods relates primarily to increased headcount and consulting fees to fund ongoing investments in our product development pipeline. We expect that research and development costs as a percentage of revenues and fees in Q4 2002 will be higher than Q3 2002 due to a continued increase in our investment to fund the development of new products.

     SALES AND MARKETING. Sales and marketing costs decreased from $12.7 million, or 30% of revenues and fees in Q3 2001 to $10.7 million, or 25% of revenues and fees in Q3 2002, and from $38.2 million, or 33% in Nine Months 2001 to $34.6 million, or 25% in Nine Months 2002. The decrease for all periods is primarily attributable to reduced advertising expenses and relocation costs in 2002 compared to 2001. The decrease is also attributable to a slight decrease in the average number of sales and marketing staff. We expect that our sales and marketing costs as a percentage of revenues and fees in Q4 2002 will be consistent with Q3 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $7.2 million, or 17% of revenues and fees in Q3 2001 to $5.4 million, or 13% of revenues and fees in Q3 2002, and from $25.4 million, or 22% in Nine Months 2001 to $18.0 million, or 13% in Nine Months 2002. The decrease for all periods is primarily attributable to a 8% and 22% decrease in Q3 2002 and Nine Months 2002, respectively, in the average number of personnel in the areas of human resources, finance and facilities management in 2002 compared to 2001, as well as the net effect of reducing the cost of our satellite offices. We expect that general and administrative costs as a percentage of revenues and fees in Q4 2002 will be consistent with Q3 2002. Reduced professional fees and relocation costs in 2002 also contributed to the decrease of general and administrative costs.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.6 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q3 2001 and Q3 2002, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs. In each of Nine Months 2001 and Nine Months 2002, $14.3 million was amortized related to this warrant, with $8.4 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $5.9 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q3 2002, we recorded a $371,000 loss on our investment in Adexa. The loss was based on a valuation determined by financing completed by Adexa in July 2002. Also, in Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on our review of Adexa's financial results and general market conditions. We concluded after each of these reviews that there was an other-than-temporary decline in the value of our investment in Adexa. As of September 30, 2002, the remaining carrying value of our original $6.0 million investment in Adexa was $889,000.

     RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS. In Q3 2002, we re-evaluated our office space in one of our foreign offices and made an adjustment to the restructuring reserve in the amount of $278,000. In Q2 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who have left the Company. In February 2001, we signed a merger agreement to acquire Adexa. However, in June 2001, both parties mutually agreed to terminate their proposed merger without payment of any termination fees due to the challenging economic and market conditions. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

     GOODWILL AMORTIZATION AND IMPAIRMENT. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $1.5 million and $46.3 million were amortized in Q3 2001 and Nine Months 2001. In Q2 2001, we re-evaluated our product and technology strategy and determined that we would no longer use the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. In Q1 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", and no longer record goodwill amortization. For further discussion, see
Note 9 to the Condensed Consolidated Financial Statements.

INTEREST AND OTHER INCOME, NET

     Interest and other income decreased from $699,000 in Q3 2001 to $611,000 in Q3 2002, and from $2.7 million in Nine Months 2001 to $2.4 million in Nine Months 2002. The decrease in each period is attributable to a reduced weighted-average rate of return due to general market conditions, partially offset by increased average cash and marketable investments in 2002 compared to 2001. In Q3 2001, we earned $870,000 at a rate of return of 3.9%, compared to $758,000 at 2.4% in Q3 2002. In Nine Months 2001, we earned $3.8 million at a rate of return of 4.8%, compared to $2.3 million at 2.7% in Nine Months 2002.

PROVISION FOR INCOME TAXES

     Provision for income taxes was $109,000 in Q3 2001 and $181,000 in Q3 2002, and $394,000 in Nine Months 2001 and $527,000 in Nine Months 2002, all of which is comprised of foreign income taxes.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

     In Q1 2002, in connection with the implementation of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", we tested goodwill for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 9 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through a combination of revenues and equity financing transactions, and to a much lesser extent bank borrowings. In December 1999, we completed our IPO, which resulted in net proceeds of $182.2 million. As of September 30, 2002, we had cash and cash equivalents of $97.2 million and marketable investments of $30.4 million, for total cash and investments of $127.6 million and working capital of $123.0 million. Our average days sales outstanding ("DSO") were 57 days in both Q3 2001 and Q3 2002.

     Net cash used in operating activities totaled $26.6 million in Nine Months 2001, compared to net cash provided by operating activities of $14.3 million in Nine Months 2002. The use of cash in Nine Months 2001 related primarily to the operating losses generated by our investment in the growth of our business, including an increase in personnel from 968 at December 31, 2000 to 988 at September 30, 2001. Improved cash provided by operating activities in Nine Months 2002 is due to cash collections on revenues and fees that are 17% higher than Nine Months 2001 and to improvements in DSO for the Nine Months 2002 compared to Nine Months 2001. Additionally, operating costs excluding non-cash stock-based costs, investment write-down and goodwill-related charges have decreased $8.4 million, or 6% between these periods. Net cash from operating activities in Nine Months 2001 and Nine Months 2002 does not reflect $9.4 million and $10.3 million, respectively, received under our service contract with Visteon.

     Net cash provided by investing activities totaled $23.2 million in Nine Months 2001, compared to net cash used in investing activities of $12.4 million in Nine Months 2002. In Nine Months 2001 and Nine Months 2002, we incurred $13.0 million and $5.0 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. As a result of the significant investments we have made in our operations, infrastructure and personnel in 2000 and 2001, we expect our capital expenditures in fiscal 2002 will continue to be lower than 2001. In Nine Months 2001, we also made a $6.0 million investment in Adexa. In all periods, our investing activities reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our overall rate of return. The net cash inflow of these funds in Nine Months 2001 was $39.7 million, compared to net cash outflow into marketable investments of $7.5 million in Nine Months 2002.

     Net cash provided by financing activities totaled $11.5 million in Nine Months 2001 and $14.9 million in Nine Months 2002. The positive financing cash flows in both years primarily reflect the $9.4 million and $10.3 million, respectively, received in each of Nine Months 2001 and Nine Months 2002 under our service contract with Visteon. We have determined, based on a review by the SEC staff in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. The net positive financing cash flow in each period is also attributable to proceeds from the issuance of stock under the employee stock purchase plan and proceeds from the exercise of stock options.

     In November 2000, we entered into a one-year revolving credit facility with a maximum borrowing base of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum borrowing base of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. As of September 30, 2002, $2.9 million was outstanding under the term loan and the interest rate was 5.25%. At September 30, 2002, $12.7 million was available under the revolving credit facility based on eligible accounts receivable.

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

     We will continue to invest in the growth of our business. For the remainder of 2002, we expect to continue to generate positive cash flows. However, we may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future. As of September 30, 2002, our marketable investment allocation represents 24% of total cash and investments, compared to 22% at December 31, 2001, and is due to improved operating cash flows in 2002. If we are unable to continue to control costs, our resources may be depleted more quickly than we currently anticipate. In the event that we are required to obtain additional financing, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the three months ended September 30, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC in March 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the three months ended September 30, 2002 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC in March 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) As of a date (the "Evaluation Date") within 90 days prior to the filing of this Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the company's disclosure controls and procedures. Based on this evaluation, the company's chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were effective. As defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 10 to the Condensed Consolidated Financial Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------   ------------------------------------------------------------
     99.1     Certification by the Chief Executive Officer and Chief
              Financial Officer Relating to a Periodic Report Containing
              Financial Statements

     (b) Reports on Form 8-K.

     None.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on November 14, 2002.

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

             CERTIFICATIONS UNDER SECTION 302 OF SARBANES/OXLEY ACT

I, Glen T. Meakem, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FreeMarkets, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                          /s/ Glen T. Meakem
                                          --------------------------------------
                                          Glen T. Meakem
                                          Chief Executive Officer and Chairman
                                          of the Board

             CERTIFICATIONS UNDER SECTION 302 OF SARBANES/OXLEY ACT

I, Joan S. Hooper, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FreeMarkets, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                          /s/ Joan S. Hooper
                                          --------------------------------------
                                          Joan S. Hooper
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Secretary and Treasurer