Form 10-K
period 2002-12-31
FREEMARKETS INC
filed 2003-03-14
CIK 949968

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                Registrant's telephone number, including area code: (412) 434-0500
                           Registrant's URL: http://www.freemarkets.com

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of voting common stock held by
  non-affiliates of the registrant as of June 28, 2002......   $566,768,557
Number of shares of the registrant's common stock
  outstanding as of February 28, 2003.......................     41,919,663

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III (other than "Securities Authorized for Issuance under Equity Compensation Plans") is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be provided to stockholders in conjunction with the Registrant's 2003 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.
                                   FORM 10-K
                                     INDEX

                                                                             PAGE
                                                                             ----
PART I
  Item 1.      Business....................................................    1
  Item 2.      Properties..................................................   13
  Item 3.      Legal Proceedings...........................................   13
  Item 4.      Submission of Matters to a Vote of Security Holders.........   13

PART II
  Item 5.      Market for Registrant's Common Equity and Related              14
               Stockholder Matters.........................................
  Item 6.      Selected Financial Data.....................................   15
  Item 7.      Management's Discussion and Analysis of Financial Condition    16
               and Results of Operations...................................
  Item 7A.     Quantitative and Qualitative Disclosures About Market          28
               Risk........................................................
  Item 8.      Financial Statements and Supplementary Data.................   29
  Item 9.      Changes in and Disagreements with Accountants on Accounting    54
               and Financial Disclosure....................................

PART III
  Item 10.     Directors and Executive Officers of the Registrant..........   54
  Item 11.     Executive Compensation......................................   54
  Item 12.     Security Ownership of Certain Beneficial Owners and            54
               Management and Related Stockholder Matters..................
  Item 13.     Certain Relationships and Related Transactions..............   56
  Item 14.     Controls and Procedures.....................................   56

PART IV
  Item 15.     Exhibits, Financial Statement Schedules and Reports on Form    57
               8-K.........................................................

SIGNATURES.................................................................   59

SECURITIES EXCHANGE ACT RULE 13a-14 AND 15d-14 CERTIFICATIONS OF CEO AND
  CFO......................................................................   60

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

OVERVIEW

     FreeMarkets provides software, services and information to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. We serve our customers from 18 locations in 14 countries on five continents. Our team members provide service to customers in more than 35 languages through operations centers in Pittsburgh, Brussels and Singapore.

     Since our inception, FreeMarkets has provided software and services to help companies identify savings, enhance their sourcing efficiency and achieve their strategic sourcing goals by enabling them to source goods and services in our online markets. In providing these services we work with our customers to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use in our online markets. Our web-based technology enables suppliers from around the world to submit bids for our customers' purchase orders in real-time interactive competition featuring "downward price" dynamic bidding. While we have provided this technology-enhanced service to buyers since 1995, we began to describe it using the "FullSource" name in 2001. In 2001, we also introduced our QS solution, which enables customers to conduct their own sourcing projects, including running their own online markets. During the second half of 2002, we introduced a number of new product offerings to expand our solutions beyond sourcing to address a broader set of supply management activities. Our development of a broader set of solutions in 2002 is part of a strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions. These activities include supply analysis and strategy, spend requirements management, sourcing, supplier development and supplier relationship management. We refer to these activities as Global Supply Management, or GSM.

     Our solutions combine software, services and information to address the GSM market. These solutions are ultimately designed to help companies lower costs and reduce their supply risks.

INDUSTRY BACKGROUND

GLOBAL SUPPLY MANAGEMENT

     Global Supply Management is the set of activities that links a buyer of goods and services with its suppliers and helps it to manage and streamline the process through which it sources the goods and services it purchases. We believe that a number of factors are driving the development of GSM as a strategic tool in a company's procurement process.

  - GLOBALIZATION

     Market economies are expanding demand around the world, while technology is accelerating suppliers' abilities to provide lower cost, higher quality goods and services.

  - CONSOLIDATION

     Industries around the world are consolidating. Supply management is key to realizing acquisition integration synergies.

  - VELOCITY

     Global competition and improved technology are shrinking new product introduction and order-to-delivery times. These factors in turn require companies to select the best suppliers and integrate them into their core enterprise activities.

  - OUTSOURCING

     Increasingly, companies are narrowing their focus on core activities and outsourcing non-core activities to outside suppliers. As a result, a larger portion of the final good or service is produced by someone other than the original manufacturer.

  - PROFITABILITY

     Total cost savings driven by supply management can be dramatic. As margins decrease, either due to higher costs or lower revenues, it becomes more critical to achieve savings on supply management costs. Importantly, in a weak economy, savings realized as a result of effective supply management can exceed revenue growth.

  - RISK

     As supply chains become more complex through globalization, consolidation and outsourcing, the probability of supply failures increases, creating higher levels of risks for companies in terms of product innovation, order-to-delivery times and customer satisfaction.

     As a result of these factors, effective supply management can have a dramatic impact on profitability and has become an increasingly important enterprise function.

THE GLOBAL SUPPLY MANAGEMENT PROCESS

     GSM enables the enterprise to enhance the capabilities of its supply management organization through effective management of its supply of goods and services:

                       [Global Supply Management Graphic]

  - SUPPLY ANALYSIS AND STRATEGY

     An enterprise must first determine what goods and services it needs, as well as the strategies for how, when and from whom it should buy them. To accomplish this, a company must analyze its spend, the performance and abilities of its current suppliers and the trends in global supply markets. Supply managers collaborate with engineering, manufacturing and other enterprise functions to develop supply strategies in-line with future product plans and enterprise strategy.

  - SPEND REQUIREMENTS MANAGEMENT

     Once the supply strategy is determined, supply managers gather detailed spend requirements from in-house "users". These requirements can include technical drawings and specifications, packaging, logistics, etc. Over time, supply managers must analyze these spend requirements to decrease the total cost of their supplies. Accurately gathering and maintaining these supplies over time is a critical supply management activity.

  - SOURCING

     The next step is for supply managers to evaluate and select suppliers. The sourcing process includes gathering and evaluating supplier capabilities, communicating the necessary requirements and negotiating with suppliers through various techniques. The sourcing process requires close collaboration between supply managers in multiple locations and divisions to ensure maximum bargaining power and process efficiency. We believe that supply managers ultimately select suppliers based upon a total cost and risk evaluation.

  - SUPPLIER DEVELOPMENT

     After sourcing, an entity must formally qualify suppliers in terms of their production, quality and management practices. If approved, the supply manager works with the supplier as well as the internal users to transition the supply of goods or services to them. Supply managers collaborate with internal users and suppliers to guide and improve their capabilities over time.

  - SUPPLIER RELATIONSHIP MANAGEMENT

     As part of the ongoing relationship, supply managers monitor supplier performance and activity to ensure contract compliance, acceptable quality, delivery, etc. Monitoring contract expirations helps supply managers proactively manage their sourcing and supplier relationships.

FREEMARKETS(R) GSM SOLUTIONS

     Our solutions combine software, services and information, and are designed to address the full range of supply management activities. These solutions are designed to help companies lower costs and reduce their supply risks. Our portfolio of GSM solutions includes:

  FREEMARKETS(R) FULLSOURCE(TM)

     FreeMarkets FullSource is a set of technology-enhanced services designed to help companies generate savings from their sourcing activities and lower their supply risks. FreeMarkets FullSource combines online bidding technology with services in hundreds of spend categories, industry-specific program management, around-the-clock global market operations services, knowledge about specific commodities and supply market dynamics. Through FullSource, we help our customers identify and screen global suppliers and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. Since 1995, our customers have sourced over $51 billion of goods and services through our FullSource offering. FullSource represented 85% of our 2002 revenues, and is expected to account for a majority of revenues in 2003.

  FREEMARKETS(R) QS(TM)

     FreeMarkets QS is a hosted software application that enables companies to create and run their own sourcing projects. We offer optional add-on services designed to enhance the use of QS, and provide our customers with additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives. Our QS software is available in English, French, German, Italian, Spanish and Portuguese.

  FREEMARKETS(R) ES(TM)

     FreeMarkets ES enables companies to perform global supply management activities effectively and efficiently to reduce their total supply costs and supplier risk. FreeMarkets ES contains software modules that facilitate increased communication between purchasers and the users of goods and services, enable purchasers to re-use information, standardize sourcing processes and evaluation criteria and facilitate the effective management of contract compliance.

  FREEMARKETS(R) SPEND VISIBILITY SOLUTION

     FreeMarkets Spend Visibility Solution is an integrated offering that combines analysis software with data collection, cleansing and enhancement services, and provides companies visibility into what they spend globally on goods and services.

  FREEMARKETS(R) SAVINGS IMPLEMENTATION SOLUTION

     FreeMarkets Savings Implementation Solution combines software and services to help companies improve the speed and quality with which they engage and interact with new suppliers to serve their operations.

  FREEMARKETS(R) GLOBAL SERVICE SOLUTIONS

     FreeMarkets offers a range of services to support its GSM solutions. These solutions include support, consulting, sourcing and global education services.

COMPETITION

     A number of companies provide GSM software and/or services. Competition in this market is rapidly evolving, and we expect competition to intensify in the future, which could lead to price reductions, reduced gross margins and loss of market share. We currently or potentially will compete with a number of other companies, including:

     - providers of enterprise software, extending their offerings to include services or technology similar to ours;

     - professional service and consulting firms, and others offering managed sourcing and supply management services similar to ours; and

     - providers of stand-alone, self-service software products that make available to buyers point-solution GSM technology.

EMPLOYEES

     As of December 31, 2002, we had 1,068 employees worldwide, including 576 in account management, global sourcing services and market operations, 135 in research and development, 169 in sales and marketing, 71 in technical operations and 117 in executive leadership, administration, human resources, legal, finance and facilities management. Our global workforce consists of 758 team members in North America, 184 in Europe, 119 in Asia and Australia and 7 in South America. In January 2003, we eliminated 71 positions, or 7% of our workforce to better align our cost structure with our anticipated future revenues. None of our employees is represented by a collective bargaining agreement, and we believe that we have good relations with our employees.

CORPORATE HISTORY

     We were originally incorporated in 1995 as "Online Markets Corporation". We changed our name to "FreeMarkets OnLine, Inc." shortly after our formation, and then changed our name again in September 1999 to "FreeMarkets, Inc."

AVAILABLE INFORMATION

     Our Internet address is www.freemarkets.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE EXPECT OUR TOTAL REVENUES TO DECLINE IN 2003 DUE TO AN ANTICIPATED REDUCTION IN THE UTILIZATION OF FULLSOURCE

     We expect the revenues we receive from our FullSource offering to decline in 2003. The reduction in revenues from FullSource is due to a combination of factors, including a change in the mix of products deployed by our customers and the weak macroeconomic environment, which we believe has caused customers to postpone their purchasing decisions. In 2002, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in their existing agreements. Since our negotiated fees reflect the anticipated volume in our marketplace, lower market volumes will result in lower revenues from our FullSource offering to these customers in 2003. In addition, as certain customers gained experience with our QS solution, they migrated a portion of their sourcing requirements from FullSource to our lower-priced self-service technology. In some cases, increased sales of new products resulted in lower total revenues as a result of this migration. We acquired an insufficient number of new customers in 2002 to compensate for the reduction in revenues from existing customers due to these factors. FullSource represented 85% of our 2002 revenues, and is expected to account for a majority of our revenues in 2003. However, we do not expect that sales of new products will compensate for the reduction in revenue from our FullSource offering and expect that total revenues for 2003 will be lower than 2002.

WE CANNOT BE CERTAIN THAT OUR NEW GLOBAL SUPPLY MANAGEMENT SOLUTIONS WILL BE ACCEPTED IN THE MARKETPLACE

     We are currently in the midst of a strategic transition from a company that offers a single technology-enhanced service to a provider of a broader range of software, services and information solutions. There are significant risks associated with this strategy. The market for supply management products is still evolving, and there can be no guarantee that our new products will gain the market acceptance we anticipate. The technology is complex and may contain undetected errors or defects that we may not be able to fix. Reduced market acceptance of our services or software due to errors or defects in our technology would reduce revenues and could damage our reputation in the marketplace. In addition, our management has limited experience in managing a multi-product company. The management challenges will be exacerbated by the current weak economic environment and continued relatively low levels of technology spending.

OUR OPERATING RESULTS ARE VOLATILE AND TRENDS ARE DIFFICULT TO PREDICT; IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, over the past four quarters, our net loss has ranged from as high as $11.5 million to as low as $87,000. Based on our transition to a new business model and the continued weak state of the economy, you should not rely upon our past quarterly operating results as indicators of future performance. In addition, our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. As a result, the price of our common stock may fall.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE

     The market for GSM software and service solutions is intensely competitive. If we cannot successfully compete, our business will suffer reduced revenues and operating results. As one of a number of companies providing GSM solutions to market, we face the risk that existing and potential customers may choose to purchase competitors' services or products. If they do, then our revenues and operating results will be reduced.

Given that barriers to entry are relatively low, we expect competition to intensify as new competitors enter the market.

WE HAVE EXPERIENCED REVENUE AND FEE CONCENTRATION IN THE PAST; THE LOSS OF OUR LARGEST CUSTOMERS WOULD REDUCE OUR REVENUES AND FEES AND OPERATING RESULTS, AND COULD CAUSE OUR STOCK TO FALL

     In 2001 and 2002, our top five customers comprised over 20% of our revenues and fees. The loss of any one of these significant customers would reduce our revenues and fees and operating results, and may cause a decrease in our stock price.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR FUTURE OPERATIONS AND OPERATING RESULTS

     The continued slowdown in the global economy had an effect on our operations in 2002, which partially impacted the growth of our FullSource online market volume and contributed to a slowdown in the growth of our total customers during the year. If the global economic slowdown continues, customers may continue to defer or postpone their purchasing decisions. The slowdown may have the effect of increasing the length of sales cycles for our products and services. In addition, the amount of fixed monthly fees that we are able to negotiate for new customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

WE HAVE ACQUIRED IN THE PAST AND MAY IN THE FUTURE ACQUIRE COMPLEMENTARY BUSINESSES OR TECHNOLOGIES; ACQUISITIONS MAY DILUTE OUR EXISTING STOCKHOLDERS AND WE MAY NOT ACHIEVE ANY OF THE BENEFITS WE WOULD EXPECT FROM AN ACQUISITION

     If appropriate opportunities present themselves, we may acquire additional businesses, technologies, services or products that we believe are strategic, and any such acquisitions may be material in size. We may not be able to successfully identify, negotiate or finance any future acquisition. Even if we do succeed in acquiring a business, technology, service or product, we have limited experience in integrating an acquisition into our business. The process of integrating any acquired company may produce unforeseen operating difficulties and expenditures, and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Moreover, we may not achieve any of the benefits that we might anticipate from an acquisition. If we make acquisitions, we may issue shares of stock that dilute other stockholders, incur debt or assume contingent liabilities. Any financing that we might need for acquisitions may only be available to us on terms that restrict our business or that impose additional costs that reduce our operating results.

WE MAY WRITE-DOWN THE UNAMORTIZED GOODWILL FROM SURPLUS RECORD OR THE INVESTMENT IN ADEXA, INC. ("ADEXA"), WHICH WOULD REDUCE OUR FINANCIAL RESULTS

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer record goodwill amortization. In connection with adopting this standard, we determined that the carrying value of Surplus Record exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. We recorded an impairment loss of $5.3 million in 2002 that was recognized as the cumulative effect of an accounting change. The carrying value of goodwill on our consolidated balance sheet as of December 31, 2002 was $2.0 million. In accordance with SFAS No. 142, it is our policy to assess the potential impairment of goodwill on an annual basis or earlier as circumstances dictate. The recognition of any future impairment loss could have a material effect on our financial results.

     As part of the agreement to mutually terminate our proposed merger with Adexa in 2001, we agreed to make an investment in Adexa in the amount of $6.0 million. We concluded in 2002 that there was an other-than-temporary decline in the value of our investment based on a valuation determined by a financing completed by Adexa. As a result, we recorded a $5.1 million loss on our investment in 2002. The carrying value of the investment as of December 31, 2002 was $889,000. Any further write-downs of this investment based on additional other-than-temporary declines in fair value could have a material effect on our financial results.

WE HAVE HISTORICALLY USED MORE CASH THAN WE GENERATE

     Since our inception, our operating and investing activities have used more cash than they have generated. Although we generated positive cash flows in 2002 and anticipate generating positive cash flows in the second half of 2003, we may decide to use resources to fund acquisitions of complementary businesses and technologies. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to control costs, our resources may be depleted, and accordingly, our current resources may only be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

WE HAVE HISTORICALLY GENERATED LOSSES

     We achieved a modest profit in 1998, but incurred losses of $21.8 million, $156.4 million, $295.2 million and $17.6 million in 1999, 2000, 2001 and 2002, respectively, as a result of our efforts to invest in the actual and anticipated growth of our business. Since our inception in 1995, we have accumulated losses of $494.2 million. Our achievement of profitability in the future will depend on whether we can implement the strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions and increase revenues while controlling costs. We may not achieve profitability in the future, or sustain any future profitability.

CUSTOMERS MAY NOT PURCHASE OUR SERVICES IF WE ARE UNABLE TO GENERATE SIGNIFICANT SAVINGS

     If our software and services increase the efficiency of any particular supply market, the future likelihood of significant savings to our customers in that market may decrease. Factors beyond our control may limit our ability to generate savings. If the magnitude of savings in particular product categories decreases, we may have difficulty in the future selling our software and services to buyers in those markets, or attracting willing suppliers in other markets, either of which will reduce our revenues and operating results.

WE MAY NOT BE ABLE TO ADJUST OUR SPENDING QUICKLY; IF WE CANNOT, THEN OUR OPERATING RESULTS WILL BE REDUCED

     Our planned expense levels are relatively fixed in the short term and are based on our anticipation of future revenues. We may not be able to accurately forecast revenues. The difficulty of forecasting our revenues is increased due to current challenging economic conditions that face many of our existing and potential customers, and which may cause them to defer or postpone their purchasing decisions in response to changes in their business. If we fail to accurately predict revenues in relation to our planned expense levels, then we may be unable to adjust our costs in a timely manner in response to lower-than-expected revenues, and our operating results may be negatively affected.

WE MAY NOT BE ABLE TO HIRE OR RETAIN QUALIFIED STAFF

     If we cannot attract and retain adequate qualified and skilled staff, the growth of our business may be limited. Our ability to provide software and services to customers and grow our business depends, in part, on our ability to attract and retain staff with college and graduate degrees, as well as professional experiences that are relevant for sourcing, supply management, software development and other functions we perform. Competition for personnel with these skill sets is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or grow our business. Our ability to recruit and retain qualified personnel may be adversely affected by the decline in the price of our common stock. Stock options are an important component of our overall compensation package and, in current market conditions, may not provide appropriate incentives to our current and prospective employees.

OUR SALES CYCLE IS LONG AND UNCERTAIN AND MAY NOT RESULT IN REVENUES; FACTORS OUTSIDE OF OUR CONTROL MAY AFFECT THE DECISION TO PURCHASE OUR SOFTWARE AND SERVICES

     Our sales cycle is long, typically taking from two to six months from initial customer contact until we sign a contract. Not every potential customer that we solicit actually purchases our products and services. Because we offer solutions to address the evolving GSM market, we must educate potential customers on the use and benefits of our products and services. We need to spend a significant amount of time with multiple decision makers in a prospective customer's organization to sell our products and services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that customers will purchase our solutions include:

     - budgeting constraints;

     - incentive structures that do not reward decision makers for savings achieved through cost-cutting;

     - the strength of pre-existing supplier relationships;

     - competition from other providers of GSM solutions; and

     - an aversion to new purchasing methods.

IF OUR SHORT-TERM AGREEMENTS DO NOT LEAD TO LONG-TERM CUSTOMER RELATIONSHIPS, OUR BUSINESS MAY NOT BE PROFITABLE

     Frequently, we begin a relationship with a new customer by entering into a short-term agreement that we hope will lead to a long-term agreement. Failure to move a sufficient number of customers from short-term to long-term agreements could hurt our operating results. For example, our initial agreement with a customer for our FullSource offering usually involves a period of trial and evaluation. This initial period, in which we learn about our customer's business and its related product categories, and educate our customer about the best use of our products for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term agreement is often more productive given the parties are more familiar with each other, and typically provides for higher gross margins. Customers may decide not to enter into a long-term agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our cost of revenues as a percentage of revenues are typically higher at the outset of a relationship than those which we may incur later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure. We expect similar purchasing patterns to occur with our more recent offerings as customers become accustomed to our new solutions.

FACTORS OUTSIDE OUR CONTROL COULD RESULT IN DISAPPOINTING MARKET RESULTS; DISAPPOINTED CUSTOMERS MAY CANCEL OR FAIL TO RENEW THEIR AGREEMENTS WITH US

     The actual savings achieved through the use of our solutions vary widely and depend upon many factors outside of our control. These factors include:

     - the current state of supply and demand in the supply market for the products and services being purchased;

     - the past performance of our customer's purchasing organization in negotiating favorable terms with suppliers;

     - the willingness of a sufficient number of qualified suppliers to bid for business using our solutions;

     - reductions in the number of suppliers in particular markets due to mergers, acquisitions or suppliers exiting from supply industries; and

     - seasonal and cyclical trends that influence all purchasing decision making.

     Because factors outside of our control affect a customer's perception of the value of our solutions, customers may cancel our agreements or choose not to renew them, even if we have performed well. Any non-renewal or cancellation of agreements may reduce our revenues and operating results.

FAILURES OF HARDWARE SYSTEMS OR SOFTWARE COULD UNDERMINE OUR CUSTOMERS' CONFIDENCE IN OUR RELIABILITY

     A significant disruption in the availability of our technology could seriously undermine our customers' confidence in our business. Our customers hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions in our technology, with the most significant being a breakdown in the connectivity between suppliers and our technology. This connectivity is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids or other information in a timely manner. Any interruptions in the availability of our software, services or other information may undermine actual and potential customers' confidence in the reliability of our business.

     Conducting online markets, as well as providing other Global Supply Management software via the World Wide Web, requires the successful technical operation of an entire chain of software, hardware and telecommunications equipment. This chain includes our software, the personal computers and network connections of suppliers and buyers, our network servers, operating systems, databases and networking equipment such as routers. A failure of any element in this chain can partially or completely disrupt the delivery of our solutions to customers.

     Some of the elements set forth above are not within our control, such as Internet connectivity and software, hardware and telecommunications equipment we purchase from others. We frequently have supplier and buyer participants from outside North America who may use older or inferior technologies that may not operate properly. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Our business interruption insurance would not compensate us fully for any losses that may result from these disruptions.

THE LOSS OF OUR KEY EXECUTIVES COULD DISRUPT OUR BUSINESS

     None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of the executive officers identified in this Form 10-K, and the loss of any of these executives could disrupt our business.

IF WE FAIL TO CONTINUALLY IMPROVE OUR TECHNOLOGY, OUR BUSINESS WILL SUFFER

     Our solutions and the GSM market are characterized by rapidly changing technologies and frequent new product and service introductions. We may fail to introduce new technology on a timely basis or at all. If we fail to introduce new technology or to improve our existing technology in response to industry developments, we could experience frustration from our customers that could lead to a loss of revenues.

IF WE DO NOT ADEQUATELY MAINTAIN OUR CUSTOMERS' CONFIDENTIAL INFORMATION, OUR REPUTATION COULD BE HARMED AND WE COULD INCUR LEGAL LIABILITY

     Any breach of security relating to our customers' confidential information could result in legal liability for us and a reduction in use or cancellation of our products and services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our customers' competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all customers with whom we deal.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THEN OTHERS MAY BE ABLE TO DUPLICATE OUR SERVICES

     We rely in part upon our proprietary technology, including our software, to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have obtained seven patents on aspects of our technology and business processes, and have filed applications for additional patents. However, we cannot assure you that our existing patents or any patent that may be issued in the future will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes, or that they will result in commercial advantages for us. We have also obtained and applied for United States and foreign registrations for certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

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

FUTURE GOVERNMENT REGULATION OF THE INTERNET AND ONLINE MARKET SERVICES MAY ADD TO OUR OPERATING COSTS

     Like many Internet-based businesses, we operate in an environment of tremendous uncertainty as to potential government regulation. We believe that we are not currently subject to direct regulation of online sourcing or supply management, other than regulations generally applicable to all businesses. However, the Internet has rapidly emerged as a sourcing and supply management medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. In addition, because we offer our services worldwide and globally facilitate sales of goods to customers, foreign jurisdictions may claim that we are required to comply with their laws. Any future regulation may have a negative impact on our business by restricting our method of operation or imposing additional costs.

     As a company that conducts a portion of our business over the Internet, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties, and could result in our inability to enforce contracts in that jurisdiction.

     Numerous jurisdictions have laws and regulations regarding the conduct of auctions and the liability of auctioneers. We do not believe that these laws and regulations, which were enacted for consumer protection many years ago, apply to our GSM solutions. However, one or more jurisdictions may attempt to impose these laws and regulations on our operations in the future.

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

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS AND UNCERTAINTIES

     We face risks in doing business internationally. We provide our solutions to international buyers and often have international suppliers use our solutions and participate in our markets. We have locations in Europe, Asia, Australia and South America that serve our customers based abroad, as well as the European, Asian, Australian and South American operations of our multinational customers based in the United States. We may establish similar locations in other parts of the world. We have experienced, and expect to continue to experience, significant costs for our international operations as we add staff and facilities in foreign countries. These costs, together with the costs of the overhead needed to comply with legal, regulatory and accounting requirements that differ from those in the United States, may reduce our operating results. Finally, our international operations are subject to disruption from political and economic instability in the countries in which they are located, which may interrupt our ability to conduct business and impose additional costs upon us.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

     The market price for our common stock is highly volatile and subject to wide fluctuations in response to the risks described above and many other factors, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile, particularly over the last three years.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers as of February 28, 2003.

            NAME              AGE                            POSITION(S)
----------------------------  ---    ------------------------------------------------------------
Glen T. Meakem..............  39     Founder and Chairman of the Board of Directors
David H. McCormick..........  37     President, Chief Executive Officer and Director
David J. Becker.............  39     Executive Vice President and Chief Operating Officer
Joan S. Hooper..............  45     Executive Vice President, Chief Financial Officer, Treasurer
                                     and Secretary

     GLEN T. MEAKEM co-founded FreeMarkets in 1995 and has served as its Chairman of the Board of Directors since inception. Mr. Meakem also held the offices of President and Chief Executive Officer from FreeMarkets' inception until June 2000 and January 2003, respectively. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co. From January 1992 through April 1994, he was employed as a consultant with McKinsey & Company, Inc. Mr. Meakem earned his B.A. degree cum laude from Harvard College and an M.B.A. from Harvard Business School.

     DAVID H. MCCORMICK has served as President since October 2002 and Chief Executive Officer and a Director since January 2003. Before becoming President, Mr. McCormick served as an Executive Vice President since May 2001, as Senior Vice President and General Manager of Core Business Markets since June 2000 and as Vice President and General Manager of Core Business Markets since December 1999. Prior to joining FreeMarkets, Mr. McCormick was a consultant with McKinsey & Company, Inc. Mr. McCormick holds a B.S. in Mechanical Engineering from the United States Military Academy and a Ph.D. in Public and International Affairs from Princeton University.

     DAVID J. BECKER has served as Chief Operating Officer since March 1998. Mr. Becker also served as President from June 2000 until October 2002. Mr. Becker has served as an Executive Vice President from March 1998 to May 2000, and again from October 2002 to the present. From October 1996 to February 1998, Mr. Becker served as our Vice President of Market Making. Prior to joining FreeMarkets, from March 1992 to September 1996, Mr. Becker was employed with Dole Fresh Fruit International, Ltd., where he worked in key financial and management positions at Dole's Latin and South American headquarters and subsidiaries. Mr. Becker's most recent position with Dole was as Manager, Worldwide Logistics Information Network. Mr. Becker earned a B.S. with high distinction in Chemical and Petroleum Refining Engineering from Colorado School of Mines, an M.S. in Chemical Engineering from West Virginia College of Graduate Studies and an M.B.A. from Harvard Business School.

     JOAN S. HOOPER has served as an Executive Vice President since May 2001, as Secretary since May 2000 and as Chief Financial Officer and Treasurer since September 1999. Before becoming an Executive Vice President, Ms. Hooper served as a Senior Vice President since June 2000. Prior to becoming Senior Vice President, Ms. Hooper served as a Vice President from September 1999. Prior to joining FreeMarkets, Ms. Hooper was employed by AT&T Corp. from March 1979 to September 1999, serving in several key financial and senior management positions within various divisions, including divisions that are now independent companies--Lucent Technologies, Inc., US West, Inc. and NCR Corp. Ms. Hooper's most recent position was as Financial Vice President of AT&T Business Services. Ms. Hooper is a Certified Public Accountant and Certified Management Accountant. Ms. Hooper holds a B.S.B.A in Finance from Creighton University and an M.B.A from Northwestern University.

ITEM 2.  PROPERTIES

     Our corporate offices are located in leased space at FreeMarkets Center, 210 Sixth Avenue, Pittsburgh, Pennsylvania. The telephone number of our principal executive office is (412) 434-0500.

     Our headquarters in Pittsburgh, Pennsylvania currently occupy 182,000 square feet of office space under a lease that expires in May 2010. We believe that our existing facilities in Pittsburgh, coupled with options we have to lease additional space, are adequate for our growth needs for the next several years. We also lease office space in four other North American metropolitan areas, as well as four in Europe, six in Asia and Australia and one in South America. We may add additional offices in the United States and in other countries as growth opportunities present themselves.

ITEM 3.  LEGAL PROCEEDINGS

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against FreeMarkets and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from our announcement on April 23, 2001 that, as a result of discussions with the Securities and Exchange Commission ("SEC"), we were considering amending our 2000 financial statements for the purpose of reclassifying fees we earned under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, we filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. On March 3, 2003, we filed an answer to the complaint in which all of the claims asserted by the plaintiffs were contested. The case is currently in the class certification phase. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets stockholder filed a stockholder's derivative action, nominally on behalf of FreeMarkets, against all of our directors and certain of our executive officers. We are also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and was stayed pending a ruling on our motion to dismiss those class actions. The parties have agreed to a continuance of the stay until April 15, 2003. We believe that the plaintiffs' allegations are without merit and intend to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with our December 1999 initial public offering ("IPO"). In four of the complaints, the Company and certain of our officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of our IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company, seven of its officers and/or directors and seven investment banking firms who either served as underwriters or are successors in interest to underwriters of our IPO. The Consolidated Complaint alleges that the prospectus used in our IPO contained material misstatements or omissions regarding the underwriters' allocation practices and compensation in connection with the IPO, and also alleges that the underwriters manipulated the aftermarket for our stock. Damages in an unspecified amount are sought, together with interest, costs and attorney's fees. All defendants filed a motion to dismiss the Consolidated Complaint. By stipulation and order dated October 9, 2002, the individual defendants were dismissed without prejudice from the Consolidated Complaint. On February 19, 2003, the court denied our motion to dismiss. We believe that the claims asserted against us are without merit, and we intend to defend these claims vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999 under the symbol "FMKT". On February 28, 2003, the last sale price of the common stock was $4.60 per share. The following table sets forth the range of high and low bid prices of our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                             THREE MONTHS ENDED
                                 --------------------------------------------------------------------------
                                 MARCH 31, 2002    JUNE 30, 2002    SEPTEMBER 30, 2002    DECEMBER 31, 2002
                                 --------------    -------------    ------------------    -----------------
PRICE RANGE PER SHARE
  Low..........................      $18.04           $ 9.71              $ 4.71               $ 4.49
  High.........................      $29.09           $23.38              $14.10               $ 9.40

                                                             THREE MONTHS ENDED
                                 --------------------------------------------------------------------------
                                 MARCH 31, 2001    JUNE 30, 2001    SEPTEMBER 30, 2001    DECEMBER 31, 2001
                                 --------------    -------------    ------------------    -----------------
PRICE RANGE PER SHARE
  Low..........................      $ 6.88           $ 6.25              $ 8.90               $10.37
  High.........................      $27.00           $24.43              $22.95               $25.01

     As of February 28, 2003, there were approximately 446 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                 2002        2001          2000          1999       1998
                                               --------   -----------   -----------   ----------  -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $170,441    $ 155,342     $  90,467     $ 23,103   $ 9,285
                                               --------    ---------     ---------     --------   -------
Operating costs and expenses:
  Cost of revenues, including
     reimbursements..........................    76,129       78,582        56,024       14,389     5,742
  Research and development...................    27,019       20,067        19,121        4,913       842
  Sales and marketing........................    45,612       51,304        41,505       11,939       656
  General and administrative.................    23,674       32,086        33,720        9,294     2,026
  Stock compensation and warrant costs.......     7,998        8,569         6,411        5,200        --
  Investment write-down......................     5,111           --            --           --        --
  Restructuring charges and terminated
     merger-related costs....................      (303)       9,817            --           --        --
  Goodwill amortization and impairment (1)...        --      252,031        90,749           --        --
  Write-off of in-process research and
     development.............................        --           --         7,397           --        --
                                               --------    ---------     ---------     --------   -------
Total operating costs and expenses...........   185,240      452,456       254,927       45,735     9,266
                                               --------    ---------     ---------     --------   -------
Operating (loss) income......................   (14,799)    (297,114)     (164,460)     (22,632)       19
  Interest and other income, net.............     3,243        2,665         8,409          833       215
                                               --------    ---------     ---------     --------   -------
(Loss) income before taxes and change in
  accounting.................................   (11,556)    (294,449)     (156,051)     (21,799)      234
  Provision for income taxes.................       712          782           361           22        --
                                               --------    ---------     ---------     --------   -------
(Loss) income before change in accounting....   (12,268)    (295,231)     (156,412)     (21,821)      234
  Cumulative effect of accounting change for
     goodwill (1)............................    (5,327)          --            --           --        --
                                               --------    ---------     ---------     --------   -------
Net (loss) income............................  $(17,595)   $(295,231)    $(156,412)    $(21,821)  $   234
                                               ========    =========     =========     ========   =======
Earnings per share before accounting change:
  Basic......................................  $  (0.30)   $   (7.48)    $   (4.21)    $  (1.46)  $  0.02
  Diluted....................................     (0.30)       (7.48)        (4.21)       (1.46)     0.01
Earnings per share after accounting change:
  Basic......................................  $  (0.42)   $   (7.48)    $   (4.21)    $  (1.46)  $  0.02
  Diluted....................................     (0.42)       (7.48)        (4.21)       (1.46)     0.01
Weighted average shares:
  Basic......................................    41,553       39,492        37,189       14,914    11,192
  Diluted....................................    41,553       39,492        37,189       14,914    26,777

                                                                AS OF DECEMBER 31,
                                               ----------------------------------------------------
                                                 2002       2001        2000        1999      1998
                                               --------   ---------   ---------   --------   ------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and marketable investments..............  $135,023   $ 103,489   $ 121,148   $210,244   $1,656
Working capital..............................   119,218      88,622     108,873    208,850    3,814
Total assets.................................   193,667     189,392     462,546    231,654    6,870
Long-term debt, excluding current portion....     1,328       2,904         544      3,278      413
Total stockholders' equity...................   157,511     149,645     416,797    218,654    4,592

---------------

(1) As described in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     FreeMarkets provides software, services and information to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. We serve our customers from 18 locations in 14 countries on five continents. Our team members provide service to customers in more than 35 languages through operations centers in Pittsburgh, Brussels and Singapore.

     Since our inception, FreeMarkets has provided software and services to help companies identify savings, enhance their sourcing efficiency and achieve their strategic sourcing goals by enabling them to source goods and services in our online markets. In providing these services we work with our customers to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use in our online markets. Our web-based technology enables suppliers from around the world to submit bids for a customers' purchase orders in real-time interactive competition featuring "downward price" dynamic bidding. While we have provided this technology-enhanced service to buyers since 1995, we began to describe it using the "FullSource" name in 2001. In 2001, we also introduced our QS solution, which enables customers to conduct their own sourcing projects, including running their own online markets. During the second half of 2002, we introduced a number of new product offerings to expand our solutions beyond sourcing to address a broader set of supply management activities. Our development of a broader set of solutions in 2002 is part of a strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions. These activities include supply analysis and strategy, spend requirements management, sourcing, supplier development and supplier relationship management. We refer to these activities as Global Supply Management, or GSM.

     Our solutions combine software, services and information to address the GSM market. These solutions are ultimately designed to help companies lower costs and reduce their supply risks.

CRITICAL ACCOUNTING POLICIES

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets such as property and equipment and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

  REVENUE RECOGNITION

     As discussed in Note 2 to our consolidated financial statements, we generate revenues under service and access agreements with our customers. While the vast majority of our agreements contain standard business terms and conditions, there are many agreements that contain complex terms and conditions. As a result, we are required to evaluate the scope and significance of contract provisions in order to determine the appropriate accounting. In addition, our revenue recognition policy requires an assessment as to whether the collectibility is probable, which inherently requires us to evaluate the creditworthiness of our customers.

     Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The fees that we receive are for the use of our technology, supplier and supply market information, sourcing operations staff and facilities. Negotiated fees vary by customer, and reflect both the anticipated volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. We recognize revenues from our fixed monthly FullSource fees ratably as we provide access to our services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our agreements permit early termination without cause by our customers without penalty.

     Many of the service agreements for our FullSource offering include performance incentive payments that are contingent upon our customer achieving specific volumes and/or savings, as set forth in the respective agreements. We recognize these revenues as the thresholds are achieved. If our FullSource market volume grows, the revenues attributable to these incentive payments may also grow in terms of absolute dollars, but not necessarily as a percentage of revenues.

     The agreements for our QS offering provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for add-on services. Negotiated access fees for our QS offering vary by customer, and reflect the anticipated number of customer users and add-on services. We recognize revenues from our QS offering as we provide access or add-on services.

     The agreements for our new offerings, such as ES, Spend Visibility and Savings Implementation provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for certain services. We recognize revenues from these new offerings as we provide access or services.

     Reimbursements, including those related to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer's ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all customers, we recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if the economic conditions worsen, additional allowances may be required in the future.

  GOODWILL

     As discussed in Note 2 to the consolidated financial statements, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. In connection with adopting this standard, we completed step one of the test for impairment, which indicated that the carrying value of Surplus Record exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million was recognized in 2002 as a cumulative effect of an accounting change. At December 31, 2002, we had $2.0 million in goodwill on our consolidated balance sheet related to Surplus Record. In accordance with SFAS No. 142, it is our policy to assess the potential impairment of goodwill on an annual basis or earlier as circumstances dictate.

  STOCK COMPENSATION

     As discussed in Note 2 to our consolidated financial statements, SFAS No. 123, "Accounting for Stock-Based Compensation" gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to continue to apply the intrinsic value method to account for employee stock options and disclose the pro forma effect as if the fair value method had been applied in the Notes to our consolidated financial statements.

DETERMINATION OF FULLSOURCE MARKET VOLUME AND ACHIEVABLE SAVINGS

     Revenues from our FullSource offering represented 85% and 86% of our revenues and revenues and fees, respectively, in 2002. Therefore, we believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create markets on behalf of our customers as part of our FullSource offering. We measure this market volume by multiplying the lowest bid price per unit in each market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate volume for the estimated term. We do not report QS volume since this is a hosted application that enables customers to create and run their own markets, and as a result, we do not believe that volume from these markets can be adequately validated.

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

                                                   YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------
                                         2002       2001       2000      1999     1998
                                        -------    -------    ------    ------    ----
                                                        (IN MILLIONS)
FullSource market volume..............  $20,346    $16,669    $9,928    $2,725    $979

     We believe that the savings identified by customers through our FullSource markets is an indicator of the effectiveness of our FullSource offering. To estimate these savings, we compare the last price paid by our customer for the items in our markets against the lowest bid price for those items. Actual savings that our customers achieve may not equal these estimates because our customer may not select the lowest bid price, the parties may agree to change price terms after our market or our customer may not actually buy all or any of the items for which bids have been received in our markets.

     Many of our agreements with customers provide for incentive compensation based on FullSource volume and/or savings. These agreements may calculate market volume or savings differently than the methods we use to calculate market volume and savings for the purposes described above.

TREATMENT OF VISTEON FEES

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract; however, cost of revenues includes the costs we incur in serving Visteon. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we continue to receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the SEC, we exclude from our revenues the fees we earn from this contract, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators (such as DSO), we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under this service contract with
Visteon:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  2002       2001      2000
                                                --------   --------   -------
                                                       (IN THOUSANDS)
Revenues and fees.............................  $181,691   $166,592   $98,404
Less fees characterized as payment for
  warrant.....................................    11,250     11,250     7,937
                                                --------   --------   -------
Revenues......................................  $170,441   $155,342   $90,467
                                                ========   ========   =======

     Our relationship with Visteon is a standard customer relationship (except for the warrant). We do not expect to recognize revenues under this Visteon service contract from the fees we earn during the term of the contract, which expires in 2005, because we have determined, as a result of a review by the SEC, that we must allocate those fees as payment for the warrant that we granted to Visteon.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
Revenues....................................................   100%      100%      100%
Operating costs and expenses:
  Cost of revenues, including reimbursements................    45        51        62
  Research and development..................................    16        13        21
  Sales and marketing.......................................    27        33        46
  General and administrative................................    14        21        37
  Stock compensation and warrant costs......................     4         5         7
  Investment write-down.....................................     3        --        --
  Restructuring charges and terminated merger-related
     costs..................................................    (0)        6        --
  Goodwill amortization and impairment......................    --       162       100
  Write-off of in-process research and development..........    --        --         9
                                                               ---      ----      ----
Operating loss..............................................    (9)     (191)     (182)
  Interest and other income, net............................     2         1         9
                                                               ---      ----      ----
Loss before taxes and change in accounting..................    (7)     (190)     (173)
  Provision for income taxes................................     0         0         0
                                                               ---      ----      ----
Loss before change in accounting............................    (7)     (190)     (173)
  Cumulative effect of accounting change for goodwill.......    (3)       --        --
                                                               ---      ----      ----
Net loss....................................................   (10%)    (190%)    (173%)
                                                               ===      ====      ====

YEARS ENDED DECEMBER 31, 2002 AND 2001

  REVENUES

     Revenues increased 10% from $155.3 million in 2001 to $170.4 million in 2002. As discussed earlier in "Treatment of Visteon Fees", we exclude from revenues the fees earned from our contract with Visteon, which were $11.3 million in each of 2001 and 2002. Revenues and fees increased 9% from $166.6 million in 2001 to $181.7 million in 2002. The increase in revenues and fees is primarily attributable to the introduction of our QS offering in early 2001. The increased revenues were also attributable to an increased use of our FullSource services by existing customers, as well as the addition of new customers for which we conducted online markets. The number of customers served, including all of our products and services, increased 12% from 125 in 2001 to 140 in 2002. As an indicator of our increased services, our FullSource market volume grew 22% from $16.7 billion in 2001 to $20.3 billion in 2002.

     The following is a breakdown of revenues by product (in thousands):

                                        YEAR ENDED                YEAR ENDED
                                    DECEMBER 31, 2002         DECEMBER 31, 2001
                                  ----------------------    ----------------------
                                     $        % OF TOTAL       $        % OF TOTAL
                                  --------    ----------    --------    ----------
FullSource......................  $145,449        85%       $143,336        92%
All other.......................    24,992        15          12,006         8
                                  --------       ---        --------       ---
Total revenues..................  $170,441       100%       $155,342       100%
                                  ========       ===        ========       ===

     The following is a breakdown of revenues and fees by product (in thousands):

                                        YEAR ENDED                YEAR ENDED
                                    DECEMBER 31, 2002         DECEMBER 31, 2001
                                  ----------------------    ----------------------
                                     $        % OF TOTAL       $        % OF TOTAL
                                  --------    ----------    --------    ----------
FullSource......................  $156,699        86%       $154,586        93%
All other.......................    24,992        14          12,006         7
                                  --------       ---        --------       ---
Total revenues and fees.........  $181,691       100%       $166,592       100%
                                  ========       ===        ========       ===

     Although customers and FullSource volume increased from 2001 to 2002, revenues per customer have decreased over the same period. This decrease is primarily related to a more diversified international mix of customers, as well as a change in the mix of products and services deployed by our customers. With the introduction of QS in early 2001, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and QS services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration.

     We anticipate that our FullSource offering will continue to account for a majority of our revenues and fees in 2003, but the percentage of revenues attributable to FullSource will decrease due to an expected reduction in the utilization of FullSource, as well as increased sales of our new product offerings to current and new customers. However, we do not believe that sales of new products in 2003 will compensate for the reduction in revenue from our FullSource offering, and anticipate that total revenues in 2003 will be less than 2002. We do expect that the continued introduction of new products and services over the long-term will drive customer acquisition, customer share expansion and overall revenue gains.

     Also included in revenues are reimbursements of $7.7 million in 2001 and $5.1 million in 2002. An equivalent amount of reimbursable expenses is included in cost of revenues.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $78.6 million in 2001 to $76.1 million in 2002. As a percentage of revenues, cost of revenues decreased from 51% in 2001 to 45% in 2002. The decrease in absolute dollar amounts and as a percentage of revenues from 2001 to 2002 is primarily the result of increased staff productivity as our personnel became more specialized in various sourcing activities, as well as a decrease in incentive compensation in 2002. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our sourcing process, as well as organizing our sourcing staff in such a way to take advantage of our domain expertise in various supply markets. The decrease is also attributable to: (1) cost cutting measures in discretionary spending such as travel and recruiting costs; (2) reduced provision for bad debts, primarily due to improvements in days sales outstanding; and (3) reduction in incentive compensation costs. Although our provision for bad debts was lower in 2002, the allowance for doubtful accounts in our consolidated balance sheet increased due to timing of an unusually large write-off against the allowance in 2001. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues. We expect our cost of revenues in fiscal year 2003 will be lower in absolute dollars, but higher as a percentage of revenues due primarily to a reduction in anticipated revenues.

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $20.1 million, or 13% of revenues in 2001, to $27.0 million, or 16% of revenues in 2002. The increase was primarily related to a 24% increase in the average number of research and development staff and increased consulting fees to fund ongoing investments in our product development pipeline. These increases are partially offset by a reduction in incentive compensation costs. We expect that our research and development costs as a percentage of revenues in fiscal year 2003 will be higher than 2002.

     SALES AND MARKETING. Sales and marketing costs decreased from $51.3 million, or 33% of revenues in 2001, to $45.6 million, or 27% of revenues in 2002. The decrease is primarily attributable to cost cutting measures in discretionary spending such as marketing and advertising, recruiting and relocation costs. The decrease is also attributable to a slight decrease in the average number of sales and marketing staff. We expect that our sales and marketing costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $32.1 million, or 21% of revenues in 2001, to $23.7 million, or 14% of revenues in 2002. The decrease is primarily attributed to an 18% decrease in the average number of personnel in the areas of human resources, finance and facilities management in 2002 compared to 2001. The decrease is also attributable to: (1) reduced tax consulting costs associated with our international expansion in 2000 and 2001; (2) reduced legal costs incurred in connection with the class action lawsuits filed against the Company in 2001; (3) cost cutting measures in discretionary spending such as travel, recruiting and relocation costs; and (4) reduced incentive compensation costs. We expect that our general and administrative costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     STOCK COMPENSATION AND WARRANT COSTS. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 2001 and 2002, $253,000 and $150,000, respectively, was amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of 2001 and 2002, $19.1 million was amortized related to this warrant, with $11.3 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $7.8 million as stock compensation and warrant costs. In 2001, $470,000 of stock compensation was recorded primarily due to modifications of stock options held by former employees.

     INVESTMENT WRITE-DOWN. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on our review of its financial results and general market conditions. In Q3 2002, we recorded an additional $371,000 loss on our investment in Adexa based on a valuation determined by financing completed by Adexa in July 2002. We concluded after each of these reviews that there was an other-than-temporary decline in the value of our investment in Adexa. As of December 31, 2002, the remaining carrying value of our original $6.0 million investment in Adexa was $889,000.

     RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS. In 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who were terminated. In February 2001, we signed a merger agreement to acquire Adexa. In June 2001, the parties mutually agreed to terminate their proposed merger without payment of any termination fees. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in 2001. In 2002, we re-evaluated our office space in one of our foreign offices and reduced our future required payment for employee severance and termination benefit costs. As a result of these reviews, we reduced the restructuring reserve by $303,000.

     GOODWILL AMORTIZATION AND IMPAIRMENT. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $47.8 million was amortized in 2001. In Q2 2001, we re-evaluated our product and technology strategy and determined that we would no longer use the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. In Q1 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", and no longer record goodwill amortization.

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $2.7 million in 2001 and $3.2 million in 2002. The increase was primarily attributable to increased average cash and marketable investment balances, partially offset by a reduced weighted-average rate of return due to general market conditions. In 2001, we earned $4.5 million at a weighted-average rate of return of 4.0%, compared to $3.1 million at a rate of return of 2.6% in 2002. Interest and other income in 2001 was partially offset by asset write-offs of $500,000.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $782,000 in 2001 and $712,000 in 2002. The decrease is primarily attributable to reduced foreign income taxes in 2002 compared to 2001.

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

     In Q1 2002, in connection with the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets", we tested goodwill related to Surplus Record for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 2 to the consolidated financial statements.

YEARS ENDED DECEMBER 31, 2001 AND 2000

  REVENUES

     Revenues increased 72% from $90.5 million in 2000 to $155.3 million in 2001. Revenues in 2000 and 2001 exclude fees of $7.9 million and $11.3 million, respectively, from our contract with Visteon. Revenues and fees increased 69% from $98.4 million in 2000 to $166.6 million in 2001. The increase in revenues and fees is primarily attributable to the addition of new customers for which we conducted online markets, as well as increased use of our FullSource offering by existing customers. The number of customers served increased 25% from 100 in 2000 to 125 in 2001. Additionally, our FullSource market volume grew 68% from $9.9 billion in 2000 to $16.7 billion in 2001. To a lesser extent, the increased revenues were also attributable to the introduction of our QS offering.

     Also included in revenues are reimbursements of $7.1 million in 2000 and $7.7 million in 2001. An equivalent amount of reimbursable expenses is included in cost of revenues.

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues increased from $56.0 million in 2000 to $78.6 million in 2001. As a percentage of revenues, cost of revenues decreased from 62% in 2000 to 51% in 2001. The increase in absolute dollar amounts from 2000 to 2001 reflects a 42% increase in the average number of sourcing staff to serve our growing customer base and a full year of the increased cost of operations due to the expansion of our office space and services into international locations which took place throughout 2000. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     The decrease in cost of revenues as a percentage of revenues from 2000 to 2001 is primarily the result of increased staff productivity as our personnel became more specialized in various sourcing activities. Also, we have attained operating efficiencies from our investments in information tools to automate portions of our sourcing process, as well as organizing our sourcing staff in such a way to take advantage of our domain expertise in various supply markets.

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $19.1 million, or 21% of revenues in 2000, to $20.1 million, or 13% of revenues in 2001. The increase in absolute dollars was primarily related to additional development efforts in the first half of 2001. This period of time reflected an increase in the number of research and development staff and associated costs for the development of our QS software application, which was released in February 2001, and the continued development of our BidWare software and other web-based technology, which is designed to further improve staff productivity. During the second half of 2001, our research and development costs were lower than the corresponding period of 2000 due to a decrease in the number of outsourced consulting staff and associated costs as a result of the restructuring in Q2 2001.

     SALES AND MARKETING. Sales and marketing costs increased from $41.5 million, or 46% of revenues in 2000, to $51.3 million, or 33% of revenues in 2001. The increase in absolute dollars reflects an 88% increase in average sales and marketing staff, slightly offset by a 17% decrease in marketing and trade show costs.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $33.7 million, or 37% of revenues in 2000, to $32.1 million, or 21% of revenues in 2001. The decrease was primarily related to less personnel in the areas of human resources, finance and facilities management in the second half of 2001, as well as the net effect of reducing the cost of our satellite locations. During the first half of 2001, our general and administrative costs were higher than the corresponding period of 2000, and related primarily to the expansion of our office infrastructure.

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

     RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS. In 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who were terminated. In February 2001, we signed a merger agreement to acquire Adexa. In June 2001, the parties mutually agreed to terminate their proposed merger without payment of any termination fees. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in 2001.

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

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net was $8.4 million in 2000 and $2.7 million in 2001. The decrease was primarily attributable to reduced interest income on decreased cash and marketable investments in 2001 and a reduced rate of return on investments. In 2000, we earned $10.1 million at a weighted-average rate of return of 6.1%, compared to $4.5 million at a rate of return of 4.0% in 2001.

     Interest and other income was partially offset by asset write-offs of $1.0 million in 2000 and $500,000 in 2001.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $361,000 in 2000 and $782,000 in 2001. The increase is primarily attributable to higher foreign income taxes due to the Company's international expansion in 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

                                            2002      CHANGE      2001      CHANGE      2000
                                          --------   --------   --------   --------   --------
                                                            ($ IN THOUSANDS)
Cash and cash equivalents...............  $ 94,593   $ 14,111   $ 80,482   $ 27,491   $ 52,991
Marketable investments..................    40,430     17,423     23,007    (45,150)    68,157
                                          --------   --------   --------   --------   --------
  Total cash and investments............  $135,023   $ 31,534   $103,489   $(17,659)  $121,148
                                          ========   ========   ========   ========   ========
  Percentage of total assets............        70%    15 pts         55%    29 pts         26%
Working capital.........................  $119,218   $ 30,596   $ 88,622   $(20,251)  $108,873
Days sales outstanding (DSO)............        57                    65                    64
Cash flows from operating activities....  $ 21,284   $ 36,033   $(14,749)  $ 25,408   $(40,157)
Cash flows from investing activities....  $(24,519)  $(48,902)  $ 24,383   $115,915   $(91,532)
Cash flows from financing activities....  $ 17,346   $   (511)  $ 17,857   $ 10,381   $  7,476

     Net cash used in operating activities totaled $40.2 million in 2000 and $14.7 million in 2001, compared to net cash provided by operating activities of $21.3 million in 2002. The use of cash in 2000 and 2001 related primarily to the operating losses generated by our investment in the growth of our business, including an increase in personnel from 376 at the end of 1999, to 968 in 2000, and to 1,000 at the end of 2001. Improved cash provided by operating activities in 2002 is due to cash collections on revenues that are 10% higher than 2001 and improved DSO's in 2002 compared to 2001. Additionally, operating costs excluding non-cash stock-based costs, investment write-down, restructuring charges, terminated merger-related costs and goodwill-related charges have decreased $9.6 million in 2002, or 5% less than 2001. This is primarily attributable to cost cutting measures in discretionary spending such as marketing and advertising, travel, recruiting and relocation costs, as well as reduced incentive compensation costs. Net cash from operating activities in 2000, 2001 and 2002 does not reflect $5.0 million, $10.3 million and $12.2 million, respectively, received under our service contract with Visteon.

     Net cash used in investing activities totaled $91.5 million in 2000 and $24.5 million in 2002, while net cash provided by investing activities totaled $24.4 million in 2001. During 2000, we spent approximately $39.6 million to furnish our new facility in Pittsburgh, PA and purchase computing and telecommunications equipment to accommodate our increase in personnel. The increase in capital expenditures in 2000 was also attributable to the build out of our international facilities. We also used $16.7 million related primarily to our acquisition of Surplus Record that closed in March 2000. In 2001 and 2002, we incurred $17.3 million and $6.9 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. In June 2001, we also invested $6.0 million in Adexa concurrently with the termination of our merger agreement that had been signed in February 2001. Net cash used in investing activities in 2002 is primarily due to the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash outflow from treasury activities in 2000 and 2002 was $35.1 million and $17.6 million, respectively, while our net cash inflow from this activity was $45.3 million in 2001. As a result of the significant investments we have made in our operations, infrastructure and personnel, we expect capital expenditures will be relatively flat in future periods.

     Net cash provided by financing activities totaled $7.5 million in 2000, $17.9 million in 2001 and $17.3 million in 2002. The positive financing cash flows in all years primarily reflect the net proceeds from the issuance of stock (including issuance of stock under the employee stock purchase plan, the exercise of stock options and an equity investment of $3.0 million by Mitsubishi Corporation in 2001). Cash provided by financing activities in 2000, 2001 and 2002 includes $5.0 million, $10.3 million and $12.2 million, respectively, received under our service contract with Visteon. We have determined, based on a review by the SEC in 2001 that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000.

     Prior to November 2000, we had in place a $10.0 million bank facility, consisting of a $5.0 million revolving line of credit and two equipment loans originally totaling $5.0 million. In November 2000, we entered into a one-year revolving credit facility with a maximum principal amount of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum principal amount of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. In October 2002 and December 2002, we entered into a fourth and fifth amendment, respectively, which extended the expiration date of the revolving credit facility through December 2002 and February 2003, respectively. In February 2003, we entered into the sixth amendment, which reduces the availability under the revolving credit facility from $20.0 million to $15.0 million and extends the maturity date through February 2004. As of December 31, 2002, $2.6 million was outstanding under the term loan and the interest rate was 4.75%. At December 31, 2002, $14.9 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. As of December 31, 2002, we are in compliance with all covenants.

     We will continue to invest in the growth of our business. In Q1 and Q2 2003, we anticipate negative net cash flows as a result of the timing of our annual incentive-based compensation payments and operational losses in the first half of 2003, with positive net cash flows in the second half of 2003. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of December 31, 2002, our marketable investment allocation represents 30% of total cash and investments, compared to 22% at December 31, 2001. If we are unable to continue to control costs, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of February 28, 2003, we had purchased 657,000 shares at a weighted average stock price of $4.19.

     Our contractual obligations and commercial commitments as of December 31, 2002 are as follows (in thousands):

                                                                   PAYMENT DUE BY PERIOD
                                             ------------------------------------------------------------------
      CONTRACTUAL CASH OBLIGATIONS            TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
      ----------------------------           -------   ----------------   ---------   ---------   -------------
Long-term debt, including current
  portion................................    $ 2,830        $1,502        $   1,328    $    --       $   --
Operating leases.........................     38,645         6,428           15,381     10,389        6,447
                                             -------        ------        ---------    -------       ------
Total contractual cash obligations.......    $41,475        $7,930        $  16,709    $10,389       $6,447
                                             =======        ======        =========    =======       ======

                                              TOTAL           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                             AMOUNTS   --------------------------------------------------------
      OTHER COMMERCIAL COMMITMENTS          COMMITTED  LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   OVER 5 YEARS
      ----------------------------          ---------  ----------------   ---------   ---------   -------------
Standby letters of credit................    $  529         $  529           --          --          --

INCOME TAXES

     The provision for income taxes consisted of foreign taxes of $361,000, $782,000 and $712,000 in 2000, 2001 and 2002, respectively. There has been no provision for U.S. federal or state income taxes as we have incurred a net taxable loss in each of these periods. We recorded foreign income tax provisions relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on our behalf, as well as income taxes generated in certain foreign jurisdictions.

     As of December 31, 2002, we had net operating loss carryforwards for federal and state income tax purposes of approximately $145.3 million that will expire beginning in years 2010 and 2005, respectively.

     In addition, we had federal tax credit carryforwards of approximately $3.5 million, which expire beginning in 2010.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

EARNINGS PER SHARE

     Under the provisions of SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially diluted common shares are comprised of the weighted average outstanding stock options and warrants during each respective period, as determined by the treasury stock method. In 2000, 2001, and 2002, potentially dilutive common shares of 11.0 million, 4.9 million and
3.1 million, respectively, were excluded from earnings per share because of our net loss position.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer record goodwill amortization. In connection with adopting this standard, we recognized in 2002 a transitional impairment loss of $5.3 million as a cumulative effect of an accounting change.

     In March 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. We adopted the guidance effective January 1, 2002. Prior to 2002, we recorded "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, we recorded these reimbursements as revenue, and an equivalent amount is included in cost of revenues. Comparative financial statements for prior year information have been reclassified to conform to the new presentation.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 128, "Interim Financial Reporting" to require disclosure about the effects on reported net income in interim financial information. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. We adopted the disclosure requirements of this standard effective December 31, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, primarily EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Application of SFAS No. 146 is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We expect the adoption of this standard will not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. We expect the adoption of this standard will not have a material impact on our consolidated financial statements.

     In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of this standard on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. We expect the adoption of this standard will not have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FOREIGN CURRENCY EXCHANGE RISK

     Most of our revenues recognized to date have been denominated in United States dollars and are primarily from customers headquartered in the United States. We have several locations in Europe, Asia, Australia and South America. In the future, a larger portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results are subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets.

     We believe that a significant risk related to foreign currency is cash flow risk. The majority of our foreign currency denominated cash flows relate to funding the operations of our Belgian and Singapore subsidiaries, and those currencies relative to the United States dollar did not materially fluctuate during 2002. However, the Euro has strengthened by more than 10% versus the US dollar over the last three months. If this trend continues, we may experience foreign currency risk that could impact our earnings as our initial 2003 plan did not contemplate such continued strength. We have and will continue to monitor our exposure to currency fluctuations, and when appropriate, we will continue to use financial hedging techniques to minimize the effect of these fluctuations in the future. At December 31, 2002, we had one outstanding foreign exchange contract to purchase 250,000 euros that had a remaining maturity of less than one month. A hypothetical 10% change in applicable December 31, 2002 forward rates would result in a pretax gain or loss of approximately $25,000 related to this position. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

  INTEREST RATE RISK

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because most of our investments are in short-term instruments. At December 31, 2002, our cash and marketable investments were $135.0 million and our average rate of return was 2.6%. A 10% hypothetical change in this average rate would increase or decrease our investment income by approximately $300,000. Based on the current market environment, we anticipate our rate of return in 2003 to approximate 1% to 3%.

     Borrowings under our existing revolving credit facility and term loan are also interest rate sensitive, because the applicable rate varies with changes in the prime rate of lending. We had $4.4 million and $2.8 million of debt outstanding at December 31, 2001 and 2002, respectively. Average effective interest rates were 6.9% in 2001 and 6.6% in 2002. A hypothetical change of 10% in our effective interest rate from year end 2002 levels would increase or decrease interest expense by approximately $23,000. We cannot assure you that interest rate fluctuations will not harm our business in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................   30

Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   31

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2002...............   32

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2002.....   33

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2002...............   34

Notes to Consolidated Financial Statements..................   35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FreeMarkets, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FreeMarkets, Inc. and Subsidiaries (the Company) at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in note 7 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 24, 2003, except for Note 16,
  as to which the date is March 7, 2003

                               FREEMARKETS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  94,593    $  80,482
  Short-term marketable investments.........................     25,323        7,337
  Accounts receivable, net of allowance for doubtful
     accounts of $1,915 and $1,015 as of December 31, 2002
     and 2001, respectively.................................     25,673       32,346
  Other current assets......................................      8,457        5,300
                                                              ---------    ---------
     Total current assets...................................    154,046      125,465
Long-term marketable investments............................     15,107       15,670
Property and equipment, net.................................     20,159       33,623
Goodwill and other assets...................................      4,355       14,634
                                                              ---------    ---------
     Total assets...........................................  $ 193,667    $ 189,392
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,063    $   5,741
  Accrued incentive compensation............................      7,536       11,288
  Other current liabilities.................................     21,727       18,280
  Current portion of long-term debt.........................      1,502        1,534
                                                              ---------    ---------
     Total current liabilities..............................     34,828       36,843
Long-term debt..............................................      1,328        2,904
                                                              ---------    ---------
     Total liabilities......................................  $  36,156    $  39,747
Commitments and contingencies
Stockholder's equity:
  Preferred stock, $.01 par value, 5,000 shares authorized;
     zero shares issued and outstanding as of December 31,
     2002 and 2001..........................................         --           --
  Common stock, $.01 par value, 500,000 shares authorized;
     42,376 and 40,731 shares issued and outstanding as of
     December 31, 2002 and 2001, respectively...............        424          407
  Additional capital........................................    575,043      549,197
  Unearned stock-based compensation.........................       (104)        (254)
  Stock purchase warrants...................................     76,388       76,388
  Accumulated other comprehensive (loss) income.............         (1)         551
  Accumulated deficit.......................................   (494,239)    (476,644)
                                                              ---------    ---------
     Total stockholder's equity.............................    157,511      149,645
                                                              ---------    ---------
     Total liabilities and stockholder's equity.............  $ 193,667    $ 189,392
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               FREEMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2002         2001         2000
                                                          ---------    ---------    ---------
Revenues................................................  $ 170,441    $ 155,342    $  90,467
                                                          ---------    ---------    ---------
Operating costs and expenses:
  Cost of revenues, including reimbursements............     76,129       78,582       56,024
  Research and development..............................     27,019       20,067       19,121
  Sales and marketing...................................     45,612       51,304       41,505
  General and administrative............................     23,674       32,086       33,720
  Stock compensation and warrant costs..................      7,998        8,569        6,411
  Investment write-down.................................      5,111           --           --
  Restructuring charges and terminated merger-related
     costs..............................................       (303)       9,817           --
  Goodwill amortization and impairment..................         --      252,031       90,749
  Write-off of in-process research and development......         --           --        7,397
                                                          ---------    ---------    ---------
Total operating costs and expenses......................    185,240      452,456      254,927
                                                          ---------    ---------    ---------
     Operating loss.....................................    (14,799)    (297,114)    (164,460)
Interest and other income, net..........................      3,243        2,665        8,409
                                                          ---------    ---------    ---------
     Loss before taxes and change in accounting.........    (11,556)    (294,449)    (156,051)
Provision for income taxes..............................        712          782          361
                                                          ---------    ---------    ---------
     Loss before change in accounting...................    (12,268)    (295,231)    (156,412)
Cumulative effect of accounting change for goodwill.....     (5,327)          --           --
                                                          ---------    ---------    ---------
     Net loss...........................................  $ (17,595)   $(295,231)   $(156,412)
                                                          =========    =========    =========
Earnings per share:
     Basic and diluted before accounting change.........  $   (0.30)   $   (7.48)   $   (4.21)
                                                          =========    =========    =========
     Basic and diluted after accounting change..........  $   (0.42)   $   (7.48)   $   (4.21)
                                                          =========    =========    =========
Weighted average common shares outstanding:
     Basic and diluted..................................     41,553       39,492       37,189
                                                          =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               FREEMARKETS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                  UNEARNED      STOCK         OTHER
                              PREFERRED   COMMON   ADDITIONAL   STOCK-BASED    PURCHASE   COMPREHENSIVE   ACCUMULATED
                                STOCK     STOCK     CAPITAL     COMPENSATION   WARRANTS       LOSS          DEFICIT       TOTAL
                              ---------   ------   ----------   ------------   --------   -------------   -----------   ---------
Balance at December 31,
  1999......................    $ --       $351     $244,909      $(1,525)     $    30        $(110)       $ (25,001)   $ 218,654
  Net loss..................                                                                                (156,412)    (156,412)
  Translation adjustments...      --         --           --           --           --          (66)              --          (66)
  Change in unrealized gain
    (loss) on investments,
    net of taxes............      --         --           --           --           --            5               --            5
                                                                                                                        ---------
  Total comprehensive
    loss....................      --         --           --           --           --           --               --     (156,473)
  Stock purchase warrants
    exercised...............      --          2          134           --          (30)          --               --          106
  Options exercised.........      --         18        4,000           --           --           --               --        4,018
  Unearned stock-based
    compensation............      --         --          (95)         969           --           --               --          874
  Issuance of stock purchase
    warrants................      --         --      (95,484)          --       95,484           --               --           --
  Amortization of stock
    purchase warrants,
    including $7,937 of
    customer fees...........      --         --       13,474           --           --           --               --       13,474
  Common stock issuance
    under Employee Stock
    Purchase Plan...........      --          1        2,550           --           --           --               --        2,551
  Common stock issued for
    purchase of iMark.......      --         16      333,577           --           --           --               --      333,593
                                ----       ----     --------      -------      -------        -----        ---------    ---------
Balance at December 31,
  2000......................      --        388      503,065         (556)      95,484         (171)        (181,413)     416,797
  Net loss..................      --         --           --           --           --                      (295,231)    (295,231)
  Translation adjustments...      --         --           --           --           --          540               --          540
  Change in unrealized gain
    (loss) on investments,
    net of taxes............      --         --           --           --           --          182               --          182
                                                                                                                        ---------
  Total comprehensive
    loss....................      --         --           --           --           --           --               --     (294,509)
  Stock purchase warrants
    exercised...............      --          3       19,096           --      (19,096)          --               --            3
  Options exercised.........      --         12        2,578           --           --           --               --        2,590
  Unearned stock-based
    compensation............      --         --          421          302           --           --               --          723
  Amortization of stock
    purchase warrants,
    including $11,250 of
    customer fees...........      --         --       19,097           --           --           --               --       19,097
  Common stock issuance
    under Employee Stock
    Purchase Plan...........      --          2        1,942           --           --           --               --        1,944
  Common stock issuance to
    Mitsubishi..............      --          2        2,998           --           --           --               --        3,000
                                ----       ----     --------      -------      -------        -----        ---------    ---------
Balance at December 31,
  2001......................      --        407      549,197         (254)      76,388          551        $(476,644)     149,645
  Net loss..................      --         --           --           --           --                       (17,595)     (17,595)
  Translation adjustments...      --         --           --           --           --         (403)              --         (403)
  Change in unrealized gain
    (loss) on investments,
    net of taxes............      --         --           --           --           --         (149)              --         (149)
                                                                                                                        ---------
  Total comprehensive
    loss....................      --         --           --           --           --                                    (18,147)
  Options exercised.........      --         13        3,617           --           --           --               --        3,630
  Unearned stock-based
    compensation............      --         --           --          150           --           --               --          150
  Amortization of stock
    purchase warrants,
    including $11,250 of
    customer fees...........      --         --       19,097           --           --           --               --       19,097
  Common stock issuance
    under Employee Stock
    Purchase Plan...........      --          4        3,132           --           --           --               --        3,136
                                ----       ----     --------      -------      -------        -----        ---------    ---------
Balance at December 31,
  2002......................    $ --       $424     $575,043      $  (104)     $76,388        $  (1)       $(494,239)   $ 157,511
                                ====       ====     ========      =======      =======        =====        =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               FREEMARKETS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(17,595)  $(295,231)  $(156,412)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Write-off of in-process research and development........        --          --       7,397
    Depreciation and amortization...........................    19,394      18,344       9,630
    Provision for bad debts.................................     1,555       3,123       1,367
    Stock compensation and warrant costs....................     7,998       8,569       6,411
    Investment write-down...................................     5,111          --          --
    Cumulative effect of accounting change for goodwill.....     5,327          --          --
    Non-cash restructuring costs............................      (303)      2,179          --
    Goodwill amortization and impairment....................        --     252,031      90,749
    Loss on disposal of property and equipment..............        --       1,138       2,501
  Cash provided by (used in) changes in:
    Accounts receivable.....................................     4,180      (6,670)    (18,915)
    Other assets............................................    (3,360)       (165)     (3,878)
    Accounts payable........................................      (618)       (543)        256
    Other liabilities.......................................      (405)      2,476      20,737
                                                              --------   ---------   ---------
       Net cash provided by (used in) operating
         activities.........................................    21,284     (14,749)    (40,157)
                                                              --------   ---------   ---------
  Cash flows from investing activities:
    Acquisitions, net of cash acquired......................        --          --     (16,660)
    Purchases of marketable investments.....................   (29,648)    (57,196)   (167,701)
    Maturities of marketable investments....................    12,075     102,528     132,590
    Proceeds from disposal of property and equipment........        --       2,544          --
    Investment in Adexa, Inc................................        --      (6,000)         --
    Capital expenditures, net...............................    (6,946)    (17,307)    (39,581)
    Patent and trademark costs..............................        --        (186)       (180)
                                                              --------   ---------   ---------
       Net cash (used in) provided by investing
         activities.........................................   (24,519)     24,383     (91,532)
                                                              --------   ---------   ---------
  Cash flows from financing activities:
    Proceeds from debt......................................        --       4,000       3,703
    Repayment of debt.......................................    (1,608)     (3,993)     (7,920)
    Proceeds from issuance of common stock, net.............     3,136       4,944       2,551
    Proceeds from customer fees applied to warrant..........    12,188      10,313       5,019
    Options and warrants exercised..........................     3,630       2,593       4,123
                                                              --------   ---------   ---------
       Net cash provided by financing activities............    17,346      17,857       7,476
                                                              --------   ---------   ---------
  Net change in cash and cash equivalents...................    14,111      27,491    (124,213)
  Cash and cash equivalents at beginning of period..........    80,482      52,991     177,204
                                                              --------   ---------   ---------
  Cash and cash equivalents at end of period................  $ 94,593   $  80,482   $  52,991
                                                              ========   =========   =========
  Supplemental disclosure:
    Cash paid for interest..................................  $    235   $     347   $     421
                                                              ========   =========   =========
    Cash paid for income taxes..............................  $    462   $     362   $     218
                                                              ========   =========   =========
  Supplemental non-cash disclosures:
    Amounts due from customer characterized as payment for
       warrant..............................................  $  2,813   $   3,750       2,813
                                                              ========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                               FREEMARKETS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     FreeMarkets, Inc. and Subsidiaries ("the Company") provides organizations with software, services and information to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organizations. These solutions are ultimately designed to help companies lower costs and reduce their supply risk. The Company's customers are buyers of industrial parts, raw materials, commodities and services. The Company serves its customers from 18 locations in 14 countries on five continents through operations centers in Pittsburgh, Brussels and Singapore.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has six subsidiaries in Europe and six subsidiaries in Asia and Australia and one in South America. There are also four in North America, three of which are Delaware holding companies. All material intercompany accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     The Company considers all unrestricted, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     At December 31, 2002 and 2001, the allowance for doubtful accounts was $1.9 million and $1.0 million, respectively. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, it records a specific allowance against amounts due. For all customers, the Company recognizes allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience. If the financial condition of the Company's customers deteriorates or if the economic conditions worsen, additional allowances may be required in the future.

  MARKETABLE INVESTMENTS

     As of December 31, 2002 and 2001, marketable investments consisted of commercial paper, corporate bonds and U.S. government notes and bonds. Short-term investments are marketable securities with maturities of greater than three months at the time of purchase and less than one year from the balance sheet date. The Company classifies its investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as accumulated other comprehensive income or loss until realized. Realized gains and losses are recorded based on the specific identification method.

  FOREIGN CURRENCY MANAGEMENT

     The Company occasionally uses forward exchange contracts to reduce its net exposures to foreign currency risks. These risks primarily relate to cash flow risks associated with funding its Belgian and Singapore subsidiaries. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in three months or less. As of December 31, 2002, the Company had one outstanding foreign exchange contract to purchase 250,000 euros that had a remaining maturity of less than one month. These contracts did not have a material impact on the Company's financial condition or results of operations in 2002.

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

  GOODWILL AND OTHER ASSETS, NET

     The excess of costs over net assets acquired (goodwill) was being amortized on the straight-line method over its estimated useful life, which was three years. Effective January 1, 2002, and in accordance with SFAS No.142, goodwill is no longer amortized. Patents and trademarks are being amortized on the straight-line method over the shorter of their estimated useful lives or seventeen years. Other assets also include an investment in Adexa, Inc. ("Adexa"), which is stated at cost, reduced for other-than-temporary declines in fair value.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The carrying values of long-lived assets, which include property and equipment and other assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment would be determined based on a comparison of future undiscounted cash flows to the underlying assets. If required, adjustments would be measured based on discounted cash flows.

  LEGAL CONTINGENCIES

     As discussed in Note 10, the Company is currently involved in various claims and legal proceedings. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time.

  CONCENTRATIONS OF CREDIT RISK

     The majority of cash and cash equivalents is maintained with several major financial institutions in the United States. Deposits with these banks exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable investments and trade receivables. Investment policies have been implemented that limit the concentration of investments, as well as affix minimum standards for credit quality. The risk of trade receivables is mitigated by credit evaluations we perform on our customers. However, as of December 31, 2002 and 2001, amounts due from one customer represented 11% and 12%, respectively, of total gross accounts receivable.

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  REVENUE RECOGNITION

     The Company recognizes revenue from fixed monthly fees for providing services to customers from its FullSource offering ratably as those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved. The Company recognizes fees for providing access to its QS application ratably as that access is provided. Revenue excludes fees earned under a service contract with Visteon Corporation ("Visteon").

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

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees the Company earns under its service contract with Visteon:

                                                       DECEMBER 31,
                                              -------------------------------
                                                2002        2001       2000
                                              --------    --------    -------
                                                      (IN THOUSANDS)
Revenues and fees characterized as payment
  for warrant...............................  $181,691    $166,592    $98,404
Less fees characterized as payment for
  warrant...................................    11,250      11,250      7,937
                                              --------    --------    -------
Revenues....................................  $170,441    $155,342    $90,467
                                              ========    ========    =======

  RELATED PARTY

     United Technologies invested $20.0 million in the Company in September 1999. This investment represented greater than 5% of the Company's outstanding common stock as of December 31, 2001 and 2000. Revenues from United Technologies were 5% and 10% of revenues in 2001 and 2000, respectively. Amount due from United Technologies was $858,000 at December 31, 2001.

  COST OF REVENUES

     Cost of revenues consists primarily of the expenses related to staffing and operation of the Company's global sourcing service organization and market operations centers. Staffing costs include a proportional allocation of overhead costs based on headcount.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred, and include costs to develop, enhance and manage the Company's proprietary software technology. The fair value of purchased in-process research and development is estimated by assessing the percentage-of-completion of the research project, costs required to complete the project, and expected future revenues from the related products, and discounting such amounts using an appropriate risk-weighted discount rate. Amounts allocated to in-process research and development are expensed in the period in which any acquisition is consummated.

  ADVERTISING COSTS

     Advertising costs are expensed at the time the advertisement is first aired or the promotion is held, and amounted to $9.2 million in 2002, $10.9 million in 2001 and $13.1 million in 2000.

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  START-UP COSTS

     Start-up costs are expensed as incurred, and include costs to establish new locations, operations or subsidiaries.

  STOCK COMPENSATION

     At December 31, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 13. SFAS No. 123, "Accounting for Stock-Based Compensation", gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in
Note 13. The Company records unearned stock compensation for stock options granted at exercise prices less than fair value. Such unearned stock compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2002           2001           2000
                                                             -----------   ------------   ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported......................................   $(17,595)     $(295,231)     $(156,412)
Add: Stock-based employee compensation expense included in
  reported net income......................................        150            722            874
Less: Total stock-based employee compensation expense
  determined under fair value method for all awards........    (53,134)       (89,354)       (49,875)
                                                              --------      ---------      ---------
Pro forma net loss.........................................   $(70,579)     $(383,863)     $(205,413)
                                                              ========      =========      =========
Earnings per share:
  Basic and diluted
     As reported...........................................   $  (0.42)     $   (7.48)     $   (4.21)
                                                              --------      ---------      ---------
     Pro forma.............................................   $  (1.70)     $   (9.72)     $   (5.52)
                                                              ========      =========      =========

     The weighted average fair value per option grant to employees was $10.26 in 2002, $14.71 in 2001 and $57.49 in 2000. The fair value of each option grant was determined using the minimum value method prior to the IPO and using the Black-Scholes pricing model subsequent to the IPO, with the following assumptions for all grants:

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                        2002      2001      2000
                                                        -----     -----     -----
Weighted average risk-free interest rate..............  4.75%      5.5%      6.5%
Expected life (number of years).......................   6.2       5.0       5.0
Volatility............................................   100%      130%      146%

  INCOME TAXES

     Deferred income taxes are recorded using the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

  EARNINGS PER SHARE

     Under the provisions of SFAS No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

     In 2002, 2001 and 2000, potentially dilutive common shares of 3.1 million,
4.9 million and 11.0 million, respectively, were excluded because their effect was antidilutive.

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

  SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment, global supply management. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries.

     The Company serves its customers from locations in the United States and 13 foreign countries. Many of the Company's customers are multi-national companies. Over 90% of the Company's revenues in each of 2002, 2001 and 2000 were derived from customers whose headquarters are located in the United States. In addition, over 90% of the Company's assets are located in the United States.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, and no longer records goodwill amortization. As discussed in Note 7, in connection with

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

adopting this standard, a transitional impairment loss of $5.3 million was recognized as the cumulative effect of an accounting change.

     The following unaudited pro forma financial information presents our results of operations and earnings per share ("EPS") as if goodwill had not been amortized or impaired in 2000 and 2001:

                                                      YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          2002                 2001                 2000
                                    -----------------   ------------------   ------------------
                                       $        EPS         $        EPS         $        EPS
                                    --------   ------   ---------   ------   ---------   ------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported loss before change in
  accounting......................  $(12,268)  $(0.30)  $(295,231)  $(7.48)  $(156,412)  $(4.21)
Add back: Goodwill amortization...        --       --      47,770     1.21      90,749     2.44
Add back: Goodwill impairment.....        --       --     204,261     5.18          --       --
                                    --------   ------   ---------   ------   ---------   ------
Adjusted loss before change in
  accounting......................  $(12,268)  $(0.30)  $ (43,200)  $(1.09)  $ (65,663)  $(1.77)
                                    ========   ======   =========   ======   =========   ======
Reported net loss.................  $(17,595)  $(0.42)  $(295,231)  $(7.48)  $(156,412)  $(4.21)
Add back: Goodwill amortization...        --       --      47,770     1.21      90,749     2.44
Add back: Goodwill impairment.....        --       --     204,261     5.18          --       --
                                    --------   ------   ---------   ------   ---------   ------
Adjusted net loss.................  $(17,595)  $(0.42)  $ (43,200)  $(1.09)  $ (65,663)  $(1.77)
                                    ========   ======   =========   ======   =========   ======

     In March 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF 01-14 establishes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The Company adopted the guidance effective January 1, 2002. Prior to 2002, the Company recorded "out-of-pocket" expense reimbursements as a contra to operating expenses, with no effect on net income. Beginning in 2002, the Company recorded these reimbursements as revenue and an equivalent amount is included in cost of revenues. Comparative financial statements for prior year information have been reclassified to conform to the new presentation.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, primarily EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Application of SFAS No. 146 is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were

                               FREEMARKETS, INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

effective for financial statements of both interim and fiscal years ending after December 15, 2002. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of a company's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 128, "Interim Financial Reporting" to require disclosure about the effects on reported net income in interim financial information. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of this standard effective December 31, 2002.

     In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what effect the adoption of this standard will have on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of this interpretation are effective immediately to all variable interest entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

Goodwill and other intangible assets........................   $336,334
In-process research and development.........................      7,397
Liabilities assumed in excess of the fair value of assets
  acquired..................................................     (4,047)
                                                               --------
  Total purchase price......................................   $339,684
                                                               ========

     At the time of the acquisition of iMark, there was one in-process research and development project. The software applications resulting from this development project have subsequently been integrated into the Company's products. The efforts required to complete the acquired in-process research and development project included the completion of all planning, designing and testing activities that were necessary to establish

                               FREEMARKETS, INC.

NOTE 3.  ACQUISITIONS, CONTINUED:

that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The value of the acquired in-process research and development was computed using a discount rate of 34% on the anticipated cash flow stream from sales of the related product revenues, less the estimated costs to complete the development efforts. At the time of the acquisition, the product was approximately 70% complete. The majority of the costs to complete the project were incurred in 2000. The value assigned to the in-process research and development was $7.4 million, and was charged to expense during Q1 2000 when the acquisition was consummated. As discussed in Note 4, the Company recorded an impairment charge in Q2 2001 related to the iMark acquisition.

     Also in March 2000, the Company purchased substantially all of the assets of Surplus Record, Inc. and SR Auction, Inc. (collectively, "Surplus Record") for $18.0 million in cash. Surplus Record consists of a directory and network of dealers and buyers and an online surplus asset trade site for business surplus, new and used industrial equipment, machinery and machine tools. The acquisition was accounted for as a purchase business combination, and the excess of the purchase price over the fair value of the net assets acquired of $17.9 million was allocated to goodwill, which was being amortized on a straight-line basis over 36 months prior to the adoption of SFAS No. 142.

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

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                          -------------------------
                                                          (UNAUDITED, IN THOUSANDS)
Revenues................................................          $  91,288
Goodwill amortization...................................            118,092
Net loss................................................           (182,998)
Basic and diluted earnings per share....................          $   (4.72)

NOTE 4.  RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS

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

                               FREEMARKETS, INC.

NOTE 4.  RESTRUCTURING CHARGES AND TERMINATED MERGER-RELATED COSTS, CONTINUED:

     The restructuring reserve and terminated merger-related cost activity for the period ended December 31, 2002 was:

                                                    BALANCE AT     AMOUNTS                  BALANCE AT
                                                   DEC. 31, 2001   UTILIZED   ADJUSTMENT   DEC. 31, 2002
                                                   -------------   --------   ----------   -------------
                                                                      (IN THOUSANDS)
Employee severance and termination benefit
  costs..........................................      $183         $ (31)      $(152)         $ --
Lease and facilities costs.......................       680          (410)       (151)          119
                                                       ----         -----       -----          ----
Total............................................      $863         $(441)      $(303)         $119
                                                       ====         =====       =====          ====

     The Company recorded initial restructuring charges in Q2 2001 based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time. In 2002, the Company re-evaluated its office space in one of the Company's foreign offices and reduced its future required payment for employee severance and termination benefit costs. As a result of these reviews, the Company reversed $303,000 of the accrual through results of operation.

     In addition, in February 2001, the Company signed a definitive agreement to acquire Adexa, a provider of software products that enable collaborative supply chain management and optimization. However, in June 2001, the Company and Adexa mutually agreed to terminate their proposed merger without payment of any termination fees. The Company incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in Q2 2001.

NOTE 5.  MARKETABLE INVESTMENTS

     Marketable investments consisted of the following:

                                               DECEMBER 31, 2002                  DECEMBER 31, 2001
                                        --------------------------------   --------------------------------
                                        AMORTIZED    FAIR     UNREALIZED   AMORTIZED    FAIR     UNREALIZED
                                          COST       VALUE       GAIN        COST       VALUE       GAIN
                                        ---------   -------   ----------   ---------   -------   ----------
                                                                  (IN THOUSANDS)
Commercial paper......................   $    --    $    --      $--        $10,458    $10,569      $111
Corporate notes and bonds.............    22,234     22,267       33         12,352     12,438        86
US Government notes and bonds.........    18,148     18,163       15             --         --        --
                                         -------    -------      ---        -------    -------      ----
                                         $40,382    $40,430      $48        $22,810    $23,007      $197
                                         =======    =======      ===        =======    =======      ====

     As of December 31, 2002, the amortized cost and estimated fair values of short-term and long-term marketable investments (excluding cash and cash equivalents) by contractual maturity were as follows (in thousands):

                                                                  AMORTIZED
                                                              -----------------
                                                                         FAIR
                                                               COST      VALUE
                                                              -------   -------
                                                               (IN THOUSANDS)
Less than one year..........................................  $25,320   $25,323
Mature in 1-2 years.........................................   15,062    15,107
                                                              -------   -------
                                                              $40,382   $40,430
                                                              =======   =======

     Investment income included in interest and other income, net was $3.1 million in 2002, $4.5 million in 2001 and $10.1 million in 2000.

                               FREEMARKETS, INC.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net (and their related useful lives) consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Computer and office equipment (2 to 4 years)................  $28,954    $26,543
Furniture and fixtures (5 years)............................    5,923      5,686
Leasehold improvements (1 to 5 years).......................   15,522     14,553
Software and development costs (3 years)....................   13,435     11,166
                                                              -------    -------
                                                               63,834     57,948
Less accumulated depreciation...............................   43,675     24,325
                                                              -------    -------
                                                              $20,159    $33,623
                                                              =======    =======

     Depreciation expense was $19.4 million in 2002, $18.3 million in 2001 and $9.6 million in 2000.

NOTE 7.  GOODWILL AND OTHER ASSETS, NET

     Goodwill and other assets, net consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              ------    -------
                                                               (IN THOUSANDS)
Goodwill....................................................  $2,000    $ 7,327
Investment in Adexa.........................................     889      6,000
Patent and trademark costs and other assets, net of
  accumulated amortization of $129 and $84, respectively....   1,466      1,307
                                                              ------    -------
                                                              $4,355    $14,634
                                                              ======    =======

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer records goodwill amortization. In connection with adopting this standard, the Company completed step one of the test for impairment, which indicated that the carrying value of Surplus Record exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million was recognized as a cumulative effect of an accounting change.

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

     Concurrently with the termination of its proposed merger, the Company made a $6.0 million investment in Adexa in June 2001. This investment represented approximately 3% of the outstanding shares of Adexa. In the first quarter of 2002, the Company recorded a $4.7 million loss on its investment in Adexa based on a review of Adexa's financial results and general market conditions. Also, in the third quarter of 2002, the Company recorded a $371,000 loss on its investment in Adexa based on a valuation determined by financing completed by Adexa in July 2002. The Company concluded after each of these reviews that there was an other-than-temporary decline in the value of its investment in Adexa.

                               FREEMARKETS, INC.

NOTE 8.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued payroll, operating and other taxes..................  $ 6,780    $ 5,875
Deferred revenue............................................    6,027      3,747
Other.......................................................    8,801      7,795
                                                              -------    -------
                                                              $21,608    $17,417
                                                              =======    =======

NOTE 9.  DEBT

     Debt consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
                                                               (IN THOUSANDS)
(A) Term loan...............................................  $2,556    $3,889
(A) Revolver................................................      --        --
(B) Equipment term notes....................................      --       113
     Other..................................................     274       436
                                                              ------    ------
                                                               2,830     4,438
     Less current portion...................................   1,502     1,534
                                                              ------    ------
                                                              $1,328    $2,904
                                                              ======    ======

(A) In October 2001, the Company entered into a third amendment to its bank credit facility agreement, consisting of a one-year Revolving Credit Facility with a maximum principal amount of $20.0 million and a $4.0 million Term Loan to be paid in 36 monthly installments. In October 2002 and December 2002, the Company entered into a fourth and fifth amendment, respectively, which extended the maturity date of the Revolving Credit Facility through December 2002 and February 2003, respectively. As discussed in Note 16, the Company entered into the sixth amendment to the Revolving Credit facility in February 2003. Proceeds from the Term Loan were used to retire the $3.7 million outstanding under the old Revolving Credit Facility. At December 31, 2002, $14.9 million was available under the Revolving Credit Facility based on eligible accounts receivable, which is reduced by $529,000 in outstanding letters of credit. The Revolving Credit Facility bears interest at the lender's prime rate, which was 4.25% at December 31, 2002. The Term Loan bears interest at the lender's prime rate +0.50%.

(B) In connection with the acquisition of iMark, the Company assumed Equipment Term Notes. The Equipment Term Notes bore interest at a rate of 8%.

     The Revolving Credit Facility and the Term Loan contain restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. The Company is also required to satisfy monthly minimum tangible net worth, minimum earnings and minimum quick ratios, as defined in the underlying agreement. The Company has pledged substantially all of its tangible assets as collateral for the Revolving Credit Facility.

     Interest expense was $228,000 in 2002, $300,000 in 2001 and $478,000 in
2000. The weighted average interest rate was 6.6% in 2002, 6.9% in 2001 and 9.9% in 2000.

                               FREEMARKETS, INC.

NOTE 9.  DEBT, CONTINUED:

     Scheduled maturities of debt for each of the years ending December 31 are as follows (in thousands):

2003........................................................   $1,502
2004........................................................    1,328
                                                               ------
                                                               $2,830
                                                               ======

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating leases expiring through 2010. In October 1998, the Company entered into an Office Lease Agreement (the "Lease"), as amended in March and June 1999 and March 2000, that significantly expands the Company's office space within the City of Pittsburgh, Pennsylvania. The Lease, which currently provides for 182,000 square feet and the option for additional expansion within the same building, expires in May 2010.

     Operating lease rental expense amounted to $7.3 million in 2002, $7.5 million in 2001 and $4.5 million in 2000. The following is a schedule of future minimum lease payments under all operating leases through December 31 of each of the following years (in thousands):

2003........................................................  $ 6,428
2004........................................................    5,346
2005........................................................    5,042
2006........................................................    4,992
2007........................................................    5,126
Thereafter..................................................   11,710

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. The case is now in the class certification phase. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and was stayed pending a ruling on the Company's motion to dismiss those class actions. The parties have agreed to a continuance of the stay until April 15, 2003. The Company believes that the plaintiffs' allegations are without merit and it intends to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company and

                               FREEMARKETS, INC.

NOTE 10.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

seven of its officers and/or directors, as well as seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company's IPO. The Consolidated Complaint alleges that the prospectus used in the Company's IPO contained material misstatements or omissions regarding the underwriters' allocation practices and compensation in connection with the IPO and also alleges that the underwriters manipulated the aftermarket for the Company's stock. Damages in an unspecified amount are sought, together with interest, costs and attorney's fees. The defendants filed a motion to dismiss the Consolidated Complaint. By stipulation and order dated October 9, 2002, the individual defendants were dismissed without prejudice from the Consolidated Complaint. For further discussion, see Note 16 to the Consolidated Financial Statements. The Company believes that the claims asserted against it are without merit, and it intends to defend these claims vigorously.

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

NOTE 11.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                                           DECEMBER 31,
                                                      ----------------------
                                                      2002     2001     2000
                                                      ----   --------   ----
                                                          (IN THOUSANDS)
Foreign.............................................  $712   $    782   $361

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Net operating losses........................................  $ 58,125   $ 52,186
Capitalized research and experimentation costs..............     9,608     10,779
Accrued expenses............................................     2,810      4,271
Goodwill....................................................     4,963      3,302
Research and experimentation credit carryforwards...........     3,546      2,590
Depreciation................................................     4,655      1,516
Capital loss carryforward...................................     2,044         --
Deferred stock-based expense................................       600        750
Other.......................................................     1,948      1,096
                                                              --------   --------
     Net deferred tax assets................................    88,299     76,490
     Less valuation allowance...............................   (88,299)   (76,490)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

                               FREEMARKETS, INC.

NOTE 11.  INCOME TAXES, CONTINUED:

     The realization of deferred tax assets is dependent upon future earnings, if any, while the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $11.8 million during 2002.

     As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $145.3 million, which will expire beginning in years 2010 and 2005, respectively. Included in the deferred tax asset related to net operating loss carryforwards is a tax benefit attributable to employee stock options of approximately $19.6 million at December 31, 2002, which, when realized, will be a credit to additional capital. In addition, the Company had federal tax credit carryforwards of approximately $3.5 million, which expire beginning 2010.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

NOTE 12.  STOCKHOLDERS' EQUITY

     The following is a summary of share activity for all classes of stock:

                                                       CONVERTIBLE     COMMON   STOCK PURCHASE
                                                     PREFERRED STOCK   STOCK       WARRANTS
                                                     ---------------   ------   --------------
Outstanding at December 31, 1999...................         --         35,139          196
  Shares issued for acquisition of iMark...........         --          1,574           --
  Shares issued for Employee Stock Purchase Plan...         --             67           --
  Stock purchase warrants issued to Visteon........         --             --        1,750
  Stock purchase warrants exercised by United
     Technologies..................................         --            196         (196)
  Options exercised by employees...................         --          1,812           --
                                                           ---         ------       ------
Outstanding at December 31, 2000...................         --         38,788        1,750
  Shares issued to Mitsubishi......................         --            194           --
  Shares issued for Employee Stock Purchase Plan...         --            227           --
  Stock purchase warrants exercised by Visteon.....         --            350         (350)
  Options exercised by employees...................         --          1,172           --
                                                           ---         ------       ------
Outstanding at December 31, 2001...................         --         40,731        1,400
  Shares issued for Employee Stock Purchase Plan...         --            337           --
  Options exercised by employees...................         --          1,308           --
                                                           ---         ------       ------
Outstanding at December 31, 2002...................         --         42,376        1,400
                                                           ===         ======       ======

  PREFERRED STOCK

     The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 5.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series.

                               FREEMARKETS, INC.

NOTE 12.  STOCKHOLDERS' EQUITY, CONTINUED:

  COMMON STOCK

     In December 2001, the Company sold 194,000 shares of common stock to Mitsubishi Corporation at a price of $15.46 per share (based on the average of the closing prices of our common stock over the 20 trading days prior to the sale) for a total purchase price of $3.0 million.

  STOCK PURCHASE WARRANTS

     In April 2000, the Company entered into a five-year service contract with Visteon. Under the terms of the contract, Visteon pays the Company a fixed monthly fee for access to the Company's sourcing technology and services, and may pay the Company variable fees if specified volume thresholds are exceeded. At the time the Company entered into the service contract, the Company granted a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1.75 million shares of the Company's common stock. The Company receives ongoing marketing and public relations benefits as a result of its relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model. This value is being amortized on a straight-line basis over the five-year term of the contract, of which $19.1 million, $19.1 million and $13.5 million was amortized in 2002, 2001 and 2000, respectively. This amortization has been reclassified as a reduction to revenues to the extent of the $11.3 million, $11.3 million and $7.9 million in fees earned from Visteon in 2002, 2001 and 2000, respectively, and the remaining $7.8 million, $7.8 million and $5.5 million as stock compensation and warrant costs in 2002, 2001 and 2000, respectively. Visteon exercised 350,000 warrants in July 2001, resulting in total proceeds of $3,000 and a $19.1 million transfer from stock purchase warrants to additional capital.

  ACCUMULATED OTHER COMPREHENSIVE (LOSS)

     The following is a summary of the components of accumulated other comprehensive (loss) income, net of income taxes:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                             2002     2001     2000
                                                             ----     ----     -----
                                                                 (IN THOUSANDS)
Foreign currency translation adjustments...................  $(49)    $354     $(186)
Unrealized gain on marketable investments..................    48      197        15
                                                             ----     ----     -----
                                                             $ (1)    $551     $(171)
                                                             ====     ====     =====

NOTE 13.  EMPLOYEE BENEFIT PLANS

  401(K) SAVINGS PLAN

     The Company maintains a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, eligible employees may contribute a certain percentage of their pre-tax earnings up to the annual limit set by the Internal Revenue Service. The Company is not required to contribute to the Savings Plan, and prior to 2002 had made no contributions since its inception. In 2002, the Company expensed approximately $500,000 as a discretionary contribution to the Plan. The Company's contributions to the Savings Plan vest 100% upon completion of one year of service. The current investment options under the Savings Plan do not include the Company's common stock.

                               FREEMARKETS, INC.

NOTE 13.  EMPLOYEE BENEFIT PLANS, CONTINUED:

  EMPLOYEE STOCK PURCHASE PLAN

     The Company maintains an employee stock purchase plan ("ESPP"), under which 500,000 shares have been reserved for issuance, subject to increases as provided in the ESPP. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. Under the ESPP, eligible employees may purchase common stock each year in an amount not to exceed 20% of the employee's annual cash compensation. The purchase price per share is 85% of the lowest fair value at certain dates defined in the ESPP. The Company issued approximately 337,000, 227,000 and 67,000 shares of common stock in 2002, 2001 and 2000, respectively, under the ESPP. At December 31, 2002, approximately 163,000 shares of common stock remained available for future issuance.

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

     In June 1999, the Company adopted an Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan amended the 1998 Option Plan to increase the amount of shares reserved for the future issuance of stock options and added certain change-of-control provisions, as well as made other minor modifications. In January 2001, the Company's Board of Directors amended and restated the Stock Incentive Plan to eliminate certain change-of-control provisions. The amendment did not affect options previously granted under the plan.

     In May 2001, the Board adopted the 2001 Broad Based Equity Incentive Plan (the "2001 Option Plan"). The 2001 Option Plan provides for the issuance of stock options to employees who are not directors or officers of the Company.

     As of December 31, 2002, a total of 20.1 million stock options were authorized under all of the Company's stock option plans, of which 10.9 million were outstanding and 4.1 million remained available for future grants.

                               FREEMARKETS, INC.

NOTE 13.  EMPLOYEE BENEFIT PLANS, CONTINUED:

     The following is a summary of stock option activity:

                                                              NUMBER      WEIGHTED AVERAGE
                                                            OF OPTIONS     EXERCISE PRICE
                                                            ----------    ----------------
Outstanding at December 31, 1999..........................    11,607            4.96
  Granted.................................................     2,325           61.25
  Assumed.................................................       176            6.02
  Forfeited...............................................    (1,691)           9.57
  Exercised...............................................    (1,812)           2.22
                                                              ------
Outstanding at December 31, 2000..........................    10,605           17.36
  Granted.................................................     5,262           16.87
  Forfeited...............................................    (2,271)          34.99
  Exercised...............................................    (1,169)           2.21
                                                              ------
Outstanding at December 31, 2001..........................    12,427           14.90
  Granted.................................................     1,250           12.59
  Forfeited...............................................    (1,427)          17.97
  Exercised...............................................    (1,308)           2.79
                                                              ------
Outstanding at December 31, 2002..........................    10,942           15.67
                                                              ======
Shares exercisable as of December 31, 2002................     4,974           15.67
                                                              ======

     The following is a summary of the options outstanding as of December 31, 2002 (in thousands):

                         RANGE 1       RANGE 2         RANGE 3         RANGE 4         RANGE 5         RANGE 6           TOTAL
                       -----------   ------------   -------------   -------------   -------------   --------------   -------------
Range of exercise
  prices.............  $0.54-$1.08   $1.59-$11.06   $11.19-$14.46   $14.80-$14.99   $15.01-$19.25   $19.88-$234.25   $0.54-$234.25
Weighted average
  exercise price.....         0.99           4.11           12.49           14.80           18.77            46.58           15.67
Weighted average
  remaining
  contractual life
  (in years).........          5.1            6.0             8.8             6.7             8.1              7.6             7.2
Exercisable..........          893            606             261           1,062           1,677              475           4,974
Outstanding..........        1,733          1,224           2,417           1,817           2,415            1,336          10,942

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $2.0 million of unearned stock compensation related to employee stock option grants with exercise prices lower than the deemed fair value of the underlying shares at the time of grant, of which $150,000, $253,000 and $414,000 was amortized in 2002, 2001 and 2000, respectively.

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

     In July 2001, the Company offered option holders who were current employees (excluding the Board of Directors, executive officers and employees located outside of the United States) the opportunity to exchange outstanding options with an exercise price of $20.00 per share or more for new options. The number of shares subject to new options would be determined by application of an exchange ratio based upon the exercise price of the options. The offer expired on August 3, 2001. The exchange resulted in the voluntary cancellation of

                               FREEMARKETS, INC.

NOTE 13.  EMPLOYEE BENEFIT PLANS, CONTINUED:

employee stock options to purchase 181,000 shares of common stock in exchange for the granting of 37,000 employee stock options in February 2002 with an exercise price of $21.62, which was the fair market value of the Company's common stock on the grant date. There was no compensation expense recorded as a result of this exchange.

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

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------    ------    ------
                                                            (IN THOUSANDS)
Research and development.................................  $   95    $  158    $  443
Sales and marketing......................................   7,903     8,411     5,965
General and administrative...............................      --        --         3
                                                           ------    ------    ------
                                                           $7,998    $8,569    $6,411
                                                           ======    ======    ======

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's quarterly results for 2002 and 2001 are as follows:

                                           FIRST      SECOND      THIRD    FOURTH
2002:                                     QUARTER     QUARTER    QUARTER   QUARTER     TOTAL
-----                                     --------   ---------   -------   -------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues (1)............................  $ 43,173   $  44,604   $40,388   $42,276   $ 170,441
Net loss before change in accounting....    (6,191)        (87)   (3,024)   (2,966)    (12,268)
Net loss................................   (11,518)        (87)   (3,024)   (2,966)    (17,595)
Earnings per share:
  Basic and diluted before change in
     accounting.........................     (0.15)      (0.00)    (0.07)    (0.07)      (0.30)
  Basic and diluted after change in
     accounting.........................     (0.28)      (0.00)    (0.07)    (0.07)      (0.42)

                                           FIRST      SECOND      THIRD    FOURTH
2001:                                     QUARTER     QUARTER    QUARTER   QUARTER     TOTAL
-----                                     --------   ---------   -------   -------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues (1)............................  $ 31,908   $  37,095   $39,653   $46,686   $ 155,342
Net loss................................   (43,734)   (240,785)   (7,879)   (2,833)   (295,231)
Earnings per share:
  Basic and diluted.....................     (1.13)      (6.15)    (0.20)    (0.07)      (7.48)

------------------------
(1) Exclude service fees from Visteon of $2.8 million for each quarter in 2002 and 2001.

                               FREEMARKETS, INC.

NOTE 16.  SUBSEQUENT EVENTS

     In January 2003, in response to the continued economic slowdown, the Company executed a restructuring plan resulting in the elimination of 71 positions in its global workforce. Additionally, in February 2003, the Company evaluated its office space in Pittsburgh, Pennsylvania, and determined that it will cease using one of the floors it currently leases in its global headquarters. In accordance with SFAS No. 146, the Company will record a restructuring charge of approximately $4.7 million in the first quarter of 2003, covering these severance and lease costs.

     Also in January 2003, the Board of Directors of the Company authorized the repurchase of up to an aggregate of 15% of the Company's outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of February 28, 2003, the Company had purchased 657,000 shares at a weighted average stock price of $4.19.

     In February 2003, the Company entered into the sixth amendment to its bank credit agreement, which reduces the availability under the revolving credit facility from $20.0 million to $15.0 million and extends the maturity date through February 2004. Funds borrowed under the line of credit may be used for working capital requirements and general corporate purposes. As with the previous facility, the new credit facility contains restrictive covenants and other financial reporting requirements.

     With respect to the Consolidated Complaint described in Note 10 to the Consolidated Financial Statements, on February 19, 2003, the court denied the Company's motion to dismiss. The Company believes that the claims asserted against it are without merit, and it intends to defend these claims vigorously.

     On March 7, 2003, the Board of Directors declared a dividend of one right (collectively, "Rights") to purchase one one-hundredth of a share of a newly created class of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), payable to stockholders of record at the close of business on March 11, 2003. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 15% or more of the Company's outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if consummated, would result in that person or group becoming an Acquiring Person. Each Right entitles the holder, upon certain specified events, to purchase, at an exercise price of $42.00 per Right (subject to adjustment), shares of common stock of the Company or an Acquiring Person having a value equal to two times the exercise price of the Right.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" and the subcaption "Section 16 Reporting Compliance" in the Proxy Statement and set forth herein in Item 1, "Business--Executive Officers" is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation and Related Information" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2002 regarding compensation plans and arrangements under which equity securities of FreeMarkets are authorized for issuance. Certain of our equity compensation plans provide for the issuance of restricted stock. Footnote (7) to the table sets forth information with respect to such restricted stock. The table does not include information with respect to outstanding options that were assumed by us in connection with our acquisition of iMark in March 2000. Footnote (8) to the table sets forth information with respect to such assumed options.

                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE
                                      NUMBER OF SECURITIES                               FOR FUTURE ISSUANCE
                                       TO BE ISSUED UPON        WEIGHTED AVERAGE             UNDER EQUITY
                                          EXERCISE OF           EXERCISE PRICE OF         COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                      WARRANTS AND RIGHTS      WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
PLAN CATEGORY                                 (a)                      (b)                       (c)
-------------                         --------------------   -----------------------   ------------------------
                                                                  (IN THOUSANDS)
Equity compensation plans approved
  by security holders (1)...........          9,041(4)                16.37                     3,782(5)
Equity compensation plans not
  approved by security holders
  (2)...............................          1,901                   12.20                       349(6)
Individual compensation arrangement
  not approved by security holders
  (3)...............................          1,400                    0.01                        --
                                             ------                                             -----
Total...............................         12,342                   13.87                     4,131
                                             ======                                             =====

---------------

(1) Consists of the 1996 Stock Incentive Plan, the Second Amended and Restated Incentive Plan and the Amended and Restated Employee Stock Purchase Plan.

(2) Consists of the 2001 Broad Based Equity Incentive Plan.

(3) Consists of warrant issued to Visteon Corporation.

(4) Excludes purchase rights under the Amended and Restated Employee Stock Purchase Plan.

(5) The number of shares of common stock that may be subject to grants under the Amended and Restated Incentive Plan is automatically increased on the first day of each fiscal year ending on or before December 31, 2008 by a number equal to the lesser of (i) 1,500,000 shares, (ii) 3% of the shares outstanding on the last day of the immediately preceding fiscal year, or
    (iii) such lesser number of shares as is determined by the Board.

(6) The maximum number of shares of common stock that may be subject to grants under the 2001 Broad Based Equity Incentive Plan is automatically increased on the first day of each fiscal year ending on or before December 31, 2010 by a number equal to the lesser of (i) 250,000 shares, (ii) 1% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board.

(7) Under the Amended and Restated Incentive Plan and the 2001 Broad Based Equity Incentive Plan, the Company may grant shares of stock which are subject to forfeiture risks and restrictions on transferability ("restricted stock"). The restrictions on the restricted stock lapse, and the shares vest, in accordance with the schedule set forth in the individual holder's restricted stock agreement. During the period in which shares are subject to restriction, the holder may not sell or otherwise dispose of the restricted stock. In the event that the holder's employment is terminated prior to the lapse of restrictions, the shares subject to restriction are forfeited in exchange for the purchase price paid, if any, for such shares. The restrictions of shares of restricted stock will lapse in the event of a change of control of FreeMarkets in which the acquiring corporation does not assume or replace the shares of restricted stock. As of December 31, 2002, no shares of restricted stock had been granted under the Amended and Restated Incentive Plan or the 2001 Broad Based Equity Incentive Plan.

(8) As of December 31, 2002, there were 156 shares issuable upon exercise of options assumed by us in connection with our acquisition of iMark in March 2000. The weighted average exercise price of those options is $32.54 per share. No additional options may be granted under the iMark option plan.

2001 Broad Based Plan

     The 2001 Broad Based Plan was adopted by the Board of Directors on May 16, 2001. The 2001 Broad Based Plan has not been approved by our stockholders. Options to purchase shares of our common stock and shares of restricted stock may be awarded under the 2001 Broad Based Plan to employees of FreeMarkets and its subsidiaries other than employees who are directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended). The maximum number of shares of common stock that may be subject to grants under the 2001 Broad Based Plan is 2,000,000, plus an automatic annual increase beginning on or after January 1, 2002 and ending on or before December 31, 2010 as described in footnote (6) above. Options are granted at an exercise price and subject to such vesting schedule and other terms as may be determined by the Board or the committee of the Board administering the plan. All options are non-qualified stock options under federal tax laws. The vesting of options will accelerate in the event of a change-of-control of FreeMarkets in which the acquiring corporation does not assume or replace the options. See footnote (7) for a description of restricted stock that may be issued under the 2001 Broad Based Plan.

Warrant Issued to Visteon Corporation

     In April 2000, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company's common stock. The warrant was issued to Visteon concurrently with the execution of a five-year access and services agreement that provides for fixed monthly fees in return for FullSource software and services. The Company granted the warrant in consideration of the marketing and public relations benefits that it would receive as a result of its ability to publicize its relationship with Visteon. The shares subject to the warrant are exercisable by Visteon, in whole or in part, at any time and from time to time during the period beginning on May 1, 2008 and ending on May 1, 2009, subject to the right of Visteon to exercise the warrant in annual increments during the five-year term of the access and services agreement, if certain revenue and market volume targets significantly beyond the amounts committed in the access and services agreement are met. Visteon purchased 350,000 shares of Common Stock upon partial exercise of the warrant in July 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) As of a date (the "Evaluation Date") within 90 days prior to the filing of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

Report of Independent Accountants...........................    30
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    31
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2002...............    32
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2002.....    33
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2002...............    34
Notes to Consolidated Financial Statements..................    35

     2. Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

        Schedule II--Valuation and Qualifying Accounts

     3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Registrant's Amended and Restated Certificate of
           Incorporation, as amended by Certificate of Amendment dated
           May 12, 2000. (1)
 3.2       Registrant's Amended and Restated Bylaws. (2)
10.1++     Service and Market Access Agreement made as of October 19,
           2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation. (3)
10.2(a)    Lease Agreement between the registrant and One Oliver
           Associates Limited Partnership dated October 21, 1998. (4)
10.2(b)    First Amendment to Lease between the registrant and One
           Oliver Associates Limited Partnership dated March 30, 1999.
           (4)
10.2(c)    Second Amendment to Lease between the registrant and One
           Oliver Associates Limited Partnership dated June 1999. (5)
10.2(d)    Third Amendment to Lease between the registrant and One
           Oliver Associates Limited Partnership dated March 2000.
10.3(a)    Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank,
           National Association, as administrative agent, and Silicon
           Valley Bank, as syndication agent, as amended by the First
           Amendment dated as of December 2, 2000, the Second Amendment dated as of February 7, 2001 and the Third Amendment dated as of October 31, 2001. (6)
10.3(b)    Fourth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National
           Association, as administrative agent, and Silicon Valley
           Bank, as syndication agent, dated as of October 10, 2002.
10.3(c)    Fifth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National
           Association, as administrative agent, and Silicon Valley
           Bank, as syndication agent, dated as of December 26, 2002.
10.4       Registrant's 1996 Stock Incentive Plan. (4)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.5       Registrant's Second Amended and Restated Stock Incentive
           Plan. (7)
10.6       Registrant's Amended and Restated Employee Stock Purchase
           Plan. (8)
10.7       Form of Indemnification Agreement between the registrant and each of its directors and officers. (9)
10.8       Restricted Stock Purchase Agreement between Thomas J.
           Meredith and the registrant dated as of November 23, 1999.
           (10)
10.9++     Long Term Access and Services Agreement dated as of April
           17, 2000 by and between the registrant and Visteon
           Corporation. (11)
10.10++    Common Stock Purchase Warrant of the registrant issued to
           Visteon Corporation dated April 17, 2000. (11)
10.11(a)   1998 Stock Option Grant Certificate (Raymond L. Lane). (12)
10.11(b)   1998 Stock Option Grant Certificate (Thomas J. Meredith).
           (12)
10.12      2001 Broad Based Equity Incentive Plan.
10.13      2002 Bonus Plan.
21.1       Subsidiaries of the registrant. (8)
23.1       Consent of PricewaterhouseCoopers LLP
99.1       Certification by the Chief Executive Officer and Chief
           Financial Officer Relating to a Periodic Report Containing
           Financial Statements

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

 (6) Incorporated by reference to exhibit filed with the registrant's Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 12, 2002.

 (7) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-4, as filed with the SEC on February 23, 2001.

 (8) Incorporated by reference to exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 16, 2000.

 (9) Incorporated by reference to exhibit filed with Amendment No. 5 to the Registration Statement, as filed with the SEC on November 18, 1999.

(10) Incorporated by reference to exhibit filed with Amendment No. 6 to the Registration Statement, as filed with the SEC on November 23, 1999.

(11) Incorporated by reference to exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC in August 2, 2000.

(12) Incorporated by reference to exhibit filed with the registrant's Registration Statement on Form S-4/A, as filed with the SEC on May 10, 2001.

(B) REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

                                  * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          FREEMARKETS, INC.

Dated: March 14, 2003                     By: /s/ JOAN S. HOOPER
                                            ------------------------------------
                                            Joan S. Hooper
                                            Executive Vice President,
                                            Chief Financial Officer, Secretary
                                              and Treasurer

     Each person whose signature appears below hereby appoints David H. McCormick and Joan S. Hooper, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                              CAPACITY                       DATE
             ---------                              --------                       ----
        /s/ GLEN T. MEAKEM             Chairman of the Board and Director     March 14, 2003
-----------------------------------
          Glen T. Meakem

      /s/ DAVID H. MCCORMICK           President, Chief Executive Officer     March 14, 2003
-----------------------------------    and Director (Principal Executive
        David H. McCormick             Officer)

        /s/ JOAN S. HOOPER             Executive Vice President, Chief        March 14, 2003
-----------------------------------    Financial Officer, Secretary and
          Joan S. Hooper               Treasurer (Principal Financial and
                                       Accounting Officer)

        /s/ THOMAS J. GILL             Director                               March 14, 2003
-----------------------------------
          Thomas J. Gill

        /s/ RAYMOND J. LANE            Director                               March 14, 2003
-----------------------------------
          Raymond J. Lane

      /s/ THOMAS J. MEREDITH           Director                               March 14, 2003
-----------------------------------
        Thomas J. Meredith

        /s/ DAVID A. NOBLE             Director                               March 14, 2003
-----------------------------------
          David A. Noble

             CERTIFICATIONS UNDER SECTION 302 OF SARBANES/OXLEY ACT

I, David H. McCormick, certify that:

1.   I have reviewed this annual report on Form 10-K of FreeMarkets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                      /s/ DAVID H. MCCORMICK
                                          --------------------------------------
                                          David H. McCormick
                                          President and Chief Executive Officer

             CERTIFICATIONS UNDER SECTION 302 OF SARBANES/OXLEY ACT

I, Joan S. Hooper, certify that:

1.   I have reviewed this annual report on Form 10-K of FreeMarkets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003                      /s/ JOAN S. HOOPER
                                          --------------------------------------
                                          Joan S. Hooper
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.2(d)    Third Amendment to lease between the registrant and One
           Oliver Associates Limited Partnership dated March 2000.
10.3(b)    Fourth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National
           Association, as administrative agent, and Silicon Valley
           Bank, as syndication agent, dated as of October 10, 2002.
10.3(c)    Fifth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National
           Association, as administrative agent, and Silicon Valley
           Bank, as syndication agent, dated as of December 26, 2002.
10.12      2001 Broad Based Equity Incentive Plan
10.13      2002 Bonus Plan
23.1       Consent of PricewaterhouseCoopers LLP
99.1       Certification by the Chief Executive Officer and Chief
           Financial Officer Relating to a Periodic Report Containing
           Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of FreeMarkets, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated January 24, 2003, except for Note 16, as to which the date is February 28, 2003, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
January 24, 2003, except for Note 16,
  as to which the date is March 7, 2003

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                 COLUMN B             COLUMN C            COLUMN D      COLUMN E
---------------------------------  ------------   ------------------------   -----------   -----------
                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT                 CHARGED TO                  BALANCE AT
                                   BEGINNING OF   CHARGED TO      OTHER                      END OF
                                      PERIOD       EXPENSE      ACCOUNTS     DEDUCTIONS      PERIOD
                                   ------------   ----------   -----------   -----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended December 31, 2002...  $ 1,015,000    $1,555,000   $        --   $  (655,000)  $ 1,915,000
  Year ended December 31, 2001...      903,000     3,123,000            --    (3,011,000)    1,015,000
  Year ended December 31, 2000...      100,000     1,367,044            --      (564,044)      903,000

ALLOWANCE FOR DEFERRED TAX
  ASSETS:
  Year ended December 31, 2002...   76,490,000            --    11,809,000            --    88,299,000
  Year ended December 31, 2001...   38,271,000            --    38,219,000            --    76,490,000
  Year ended December 31, 2000...    9,742,000            --    28,529,000            --    38,271,000