Form 10-Q
period 2003-03-31
FREEMARKETS INC
filed 2003-05-02
CIK 949968

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



             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

       Registrant's telephone number, including area code: (412) 434-0500
                   Registrant's URL: HTTP:WWW.FREEMARKETS.COM

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

     The number of shares of the registrant's common stock outstanding as of the close of business on March 31, 2003 was 41,653,931.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and December 31, 2002...........................     3
         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2003 and 2002 (unaudited)......     4
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2003 and 2002 (unaudited)......     5
         Notes to Condensed Consolidated Financial Statements........     6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    11
         Quantitative and Qualitative Disclosures About Market
Item 3.  Risk........................................................    18
Item 4.  Controls and Procedures.....................................    18
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    19
Item 2.  Changes in Securities and Use of Proceeds...................    19
Item 6.  Exhibits and Reports on Form 8-K............................    19
Signature............................................................    20
Securities Exchange Act Rule 13a-14 and 15d-14 Certifications of CEO
  and CFO............................................................    21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003          2002*
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 105,395     $  94,593
  Short-term marketable investments.........................      22,670        25,323
  Accounts receivable, net..................................      23,980        25,673
  Other current assets......................................       6,910         8,457
                                                               ---------     ---------
     Total current assets...................................     158,955       154,046
Long-term marketable investments............................          --        15,107
Property and equipment, net.................................      16,533        20,159
Goodwill and other assets, net..............................       4,386         4,355
                                                               ---------     ---------
     Total assets...........................................   $ 179,874     $ 193,667
                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   3,630     $   4,063
  Accrued incentive compensation............................       2,215         7,536
  Accrued restructuring charges.............................         843           119
  Other current liabilities.................................      21,283        21,608
  Current portion of long-term debt.........................       1,653         1,502
                                                               ---------     ---------
     Total current liabilities..............................      29,624        34,828
Accrued restructuring charges, net of current portion.......       2,545            --
Long-term debt..............................................         803         1,328
                                                               ---------     ---------
     Total liabilities......................................      32,972        36,156
                                                               ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         417           424
  Additional capital........................................     576,413       575,043
  Unearned stock-based compensation.........................         (76)         (104)
  Stock purchase warrants...................................      76,388        76,388
  Accumulated other comprehensive loss......................        (202)           (1)
  Accumulated deficit.......................................    (506,038)     (494,239)
                                                               ---------     ---------
     Total stockholders' equity.............................     146,902       157,511
                                                               ---------     ---------
     Total liabilities and stockholders' equity.............   $ 179,874     $ 193,667
                                                               =========     =========

---------------

* Summarized from audited December 31, 2002 balance sheet.
   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (UNAUDITED; AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Revenues....................................................  $ 34,520   $ 43,173
                                                              --------   --------
Operating costs and expenses:
  Cost of revenues..........................................    18,399     18,860
  Research and development..................................     6,490      5,142
  Sales and marketing.......................................     9,369     12,984
  General and administrative................................     6,051      6,223
  Stock compensation and warrant costs......................     1,989      2,009
  Investment write-down.....................................        --      4,740
  Restructuring charge......................................     4,719         --
                                                              --------   --------
Total operating costs and expenses..........................    47,017     49,958
                                                              --------   --------
     Operating loss.........................................   (12,497)    (6,785)
Interest and other income, net..............................       989        747
                                                              --------   --------
     Loss before taxes and change in accounting.............   (11,508)    (6,038)
Provision for income taxes..................................       291        153
                                                              --------   --------
     Loss before change in accounting.......................   (11,799)    (6,191)
Cumulative effect of accounting change for goodwill.........        --     (5,327)
                                                              --------   --------
     Net loss...............................................  $(11,799)  $(11,518)
                                                              ========   ========
Basic and diluted earnings per share before accounting
  change....................................................  $  (0.28)  $  (0.15)
                                                              ========   ========
Basic and diluted earnings per share after accounting
  change....................................................  $  (0.28)  $  (0.28)
                                                              ========   ========
Shares used in computing basic and diluted earnings per
  share.....................................................    41,998     40,889
                                                              ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (UNAUDITED; $ IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(11,799)  $(11,518)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization..........................     3,767      4,656
     Provision for bad debts................................       750        140
     Stock compensation and warrant costs...................     1,989      2,009
     Investment write-down..................................        --      4,740
     Non-cash restructuring costs...........................        89         --
     Cumulative effect of accounting change for goodwill....        --      5,327
  Cash from changes in:
     Accounts receivable....................................         6      6,241
     Other assets...........................................     1,505       (936)
     Accounts payable.......................................      (433)      (271)
     Other liabilities......................................    (2,438)    (3,440)
                                                              --------   --------
       Net cash from operating activities...................    (6,564)     6,948
                                                              --------   --------
Cash flows from investing activities:
  Purchases of marketable investments.......................    (6,659)    (8,296)
  Maturities of marketable investments......................    24,279         --
  Capital expenditures......................................      (219)    (1,109)
                                                              --------   --------
       Net cash from investing activities...................    17,401     (9,405)
                                                              --------   --------
Cash flows from financing activities:
  Repayment of debt.........................................      (874)      (402)
  Proceeds from debt........................................       500         --
  Proceeds from customer fees applied to warrant............     3,750      3,750
  Payments to acquire and retire stock......................    (3,581)        --
  Options exercised.........................................       170      2,470
                                                              --------   --------
       Net cash from financing activities...................       (35)     5,818
                                                              --------   --------
Net change in cash and cash equivalents.....................    10,802      3,361
Cash and cash equivalents at beginning of period............    94,593     80,482
                                                              --------   --------
Cash and cash equivalents at end of period..................  $105,395   $ 83,843
                                                              ========   ========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  1,875   $  2,813
                                                              ========   ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the "Company") and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2003.

NOTE 2.  EARNINGS PER SHARE

     The following table presents the calculation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Loss before change in accounting............................  $(11,799)   $ (6,191)
  Cumulative effect of accounting change for goodwill.......        --      (5,327)
                                                              --------    --------
Net loss....................................................  $(11,799)   $(11,518)
                                                              ========    ========
Weighted average common shares used in computing basic and
  diluted earnings per share................................    41,998      40,889
Basic and diluted earnings per share before accounting
  change....................................................  $  (0.28)   $  (0.15)
                                                              --------    --------
  Basic and diluted earnings per share after accounting
     change.................................................  $  (0.28)   $  (0.28)
                                                              ========    ========

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
                                                                (IN THOUSANDS)
Stock options...............................................   2,070      5,552

     The following table illustrates the effect on earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation":

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Net loss, as reported.......................................   $(11,799)      $(11,518)
Add: Stock-based employee compensation expense included in
  reported net income.......................................         28             48
Less: Total stock-based employee compensation expense
  determined under fair value method for all awards.........     (9,366)       (13,284)
                                                               --------       --------
Pro forma net loss..........................................   $(21,137)      $(24,754)
                                                               ========       ========
Earnings per share:
  Basic and diluted
     As reported............................................   $  (0.28)      $  (0.28)
                                                               ========       ========
     Pro forma..............................................   $  (0.50)      $  (0.61)
                                                               ========       ========

     The weighted average fair value per option grant to employees was $3.60 in Q1 2003 and $17.52 in Q1 2002. The fair value of each option grant was determined using the Black-Scholes pricing model, with the following assumptions for all grants:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
Weighted average risk-free interest rate....................   4.75%       5.25%
Expected life (number of years).............................    6.5         5.2
Volatility..................................................    120%        100%

NOTE 3.  STOCKHOLDERS' EQUITY

  COMMON STOCK REPURCHASE PROGRAM

     In January 2003, the Board of Directors of the Company authorized the repurchase of up to 15% of the Company's outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of March 31, 2003, the Company had purchased 853,500 shares at a weighted average cost of $4.23 per share.

  COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Net loss....................................................  $(11,799)  $(11,518)
Change in unrealized value on investments, net..............      (140)      (132)
Translation adjustment, net.................................       (61)        20
                                                              --------   --------
                                                              $(12,000)  $(11,630)
                                                              ========   ========

     The components of accumulated comprehensive income (loss) were as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Unrealized (losses) gains on investments, net...............    $ (91)        $49
Cumulative translation adjustments..........................     (111)         50
                                                                -----         ---
                                                                $(202)        $(1)
                                                                =====         ===

NOTE 4.  INVESTMENT WRITE-DOWN

     During Q1 2002, the Company recorded a $4.7 million loss on its investment in Adexa, Inc. ("Adexa") based on Adexa's financial condition. The Company concluded after this review that there was an other than temporary decline in the value of its investment in Adexa. As of March 31, 2003, the remaining book value of the investment in Adexa was $889,000.

NOTE 5.  ACCRUED RESTRUCTURING COSTS

  2003 RESTRUCTURING PLAN

     In Q1 2003, in response to the continued economic slowdown, the Company executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. The estimated liability for employee severance and termination benefit costs will be paid by the end of Q3 2003. Additionally, the Company evaluated its office space in Pittsburgh, Pennsylvania, and ceased using one of the floors it leases through May 2010 in its global headquarters. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a restructuring charge of $4.7 million in Q1 2003, covering these severance and lease costs.

     The restructuring reserve activity under the 2003 Restructuring Plan for the period ended March 31, 2003 was:

                                                                                   BALANCE AT
                                             INITIAL CHARGE   AMOUNTS UTILIZED   MARCH 31, 2003
                                             --------------   ----------------   --------------
Employee severance and termination benefit
  costs....................................      $1,754            $1,328            $  426
Lease costs................................       2,876                --             2,876
Asset write-offs...........................          89                89                --
                                                 ------            ------            ------
Total......................................      $4,719            $1,417             3,302
                                                 ======            ======
Less current portion.......................                                             757
                                                                                     ------
Restructuring accrual, net of current
  portion..................................                                          $2,545
                                                                                     ======

  2001 RESTRUCTURING PLAN

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

     The restructuring reserve activity under the 2001 Restructuring Plan for the period ended March 31, 2003 was:

                                                  BALANCE AT       AMOUNTS      BALANCE AT
                                               DECEMBER 31, 2002   UTILIZED   MARCH 31, 2003
                                               -----------------   --------   --------------
                                                              (IN THOUSANDS)
Lease and facilities costs...................        $119            $33           $86

NOTE 6.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer records goodwill amortization. In connection with adopting this standard, the Company completed step one of the test for impairment, which indicated that the carrying value of Surplus Record, which was acquired by the Company in March 2000 for $18.0 million in cash, exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million was recognized in Q1 2002 as a cumulative effect of an accounting change.

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had stock compensation and warrant costs been separately stated on the condensed consolidated statements of operations:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
                                                                (IN THOUSANDS)
Research and development....................................  $    5     $    9
Sales and marketing.........................................   1,984      2,000
                                                              ------     ------
                                                              $1,989     $2,009
                                                              ======     ======

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard effective January 1, 2003, and it did not have a material impact on its consolidated financial statements.

NOTE 9.  SECURITIES CLASS ACTION COMPLAINTS

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

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, as well as seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company's IPO. The Consolidated Complaint alleges that the prospectus used in the Company's IPO contained material misstatements or omissions regarding the underwriters' allocation practices and compensation in connection with the IPO, and also alleges that the underwriters manipulated the aftermarket for the Company's stock. Damages in an unspecified amount are sought, together with interest, costs and attorney's fees. The defendants filed a motion to dismiss the Consolidated Complaint. By stipulation and order dated October 9, 2002, the individual defendants were dismissed without prejudice from the Consolidated Complaint. On February 19, 2003, the court denied the Company's motion to dismiss. The Company believes that the claims asserted against it are without merit, and it intends to defend these claims vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 14, 2003.

OVERVIEW

     FreeMarkets provides software, services and information to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. We serve our customers from 19 locations in 15 countries on five continents. Our team members provide service to customers in more than 35 languages through operations centers in Pittsburgh, Brussels and Singapore.

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

  GOODWILL

     We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At March 31, 2003, we had $2.0 million in goodwill on our consolidated balance sheet related to Surplus Record. In accordance with SFAS No. 142, it is our policy to assess the potential impairment of goodwill on an annual basis or earlier as circumstances dictate.

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

TREATMENT OF VISTEON FEES

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract; however, cost of revenues includes the costs we incur in serving Visteon. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we continue to receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the Securities and Exchange Commission ("SEC"), we exclude from our revenues the fees we earn from this contract, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a typical customer relationship. We provide Visteon with access to software, services and information to help them improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. For all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators (such as DSO), we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under our service contract with
Visteon:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Revenues and fees...........................................  $37,333    $45,986
Less fees characterized as payment for warrant..............   (2,813)    (2,813)
                                                              -------    -------
Revenues....................................................  $34,520    $43,173
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

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2003    2002
                                                              ----    ----
Revenues....................................................  100%    100%
Operating costs and expenses:
  Cost of revenues..........................................   53      44
  Research and development..................................   19      12
  Sales and marketing.......................................   27      30
  General and administrative................................   18      14
  Stock compensation and warrant costs......................    6       5
  Investment write-down.....................................   --      11
  Restructuring charge......................................   13      --
                                                              ---     ---
  Operating loss............................................  (36)    (16)
Interest and other income, net..............................    3       2
                                                              ---     ---
  Loss before taxes and change in accounting................  (33)    (14)
Provision for income taxes..................................    1       0
                                                              ---     ---
  Loss before change in accounting..........................  (34)    (14)
Cumulative effect of accounting change for goodwill.........   --     (13)
                                                              ---     ---
  Net loss..................................................  (34)%   (27)%
                                                              ===     ===

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     All references to "Q1 2003" and "Q1 2002" are for the three months ended March 31, 2003 and 2002, respectively.

REVENUES

     Revenues decreased 20% from $43.2 million in Q1 2002 to $34.5 million in Q1 2003. As discussed earlier in "Treatment of Visteon Fees", we exclude from revenues the fees earned from our contract with Visteon, which were $2.8 million in each of Q1 2002 and Q1 2003. Revenues and fees decreased 19% from $46.0 million in Q1 2002 to $37.3 million in Q1 2003. The decrease in revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to defer their purchasing decisions. In 2002, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in lower revenues from our FullSource offering in 2003. In addition, with the introduction of QS in early 2001, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and related services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration. We do not believe that sales of new products in 2003 will compensate for the reduction in revenue from our FullSource offering, and anticipate that total revenues in 2003 will be less than 2002. We do expect that the continued introduction of new products and services over the long-term will drive customer acquisition, market share expansion and overall revenue gains.

     The following is a breakdown of revenues by product (in thousands):

                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                  MARCH 31, 2003         MARCH 31, 2002
                                               --------------------   --------------------
                                                  $      % OF TOTAL      $      % OF TOTAL
                                               -------   ----------   -------   ----------
FullSource...................................  $25,400       74%      $36,535       85%
All other....................................    9,120       26         6,638       15
                                               -------      ---       -------      ---
Total revenues...............................  $34,520      100%      $43,173      100%
                                               =======      ===       =======      ===

     The following is a breakdown of revenues and fees by product (in thousands):

                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                  MARCH 31, 2003         MARCH 31, 2002
                                               --------------------   --------------------
                                                  $      % OF TOTAL      $      % OF TOTAL
                                               -------   ----------   -------   ----------
FullSource...................................  $28,213       76%      $39,348       86%
All other....................................    9,120       24         6,638       14
                                               -------      ---       -------      ---
Total revenues and fees......................  $37,333      100%      $45,986      100%
                                               =======      ===       =======      ===

OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $18.9 million in Q1 2002 to $18.4 million in Q1 2003. As a percentage of revenues, cost of revenues increased from 44% in Q1 2002 to 53% in Q1 2003. The increase in cost of revenues as a percentage of revenues from Q1 2002 to Q1 2003 was primarily the result of the 20% decrease in revenues from Q1 2002 to Q1 2003 and an increase in bad debt expense of $610,000 from Q1 2002 to Q1 2003 due to the write-off of approximately $900,000 due from a single customer. The decrease in terms of absolute dollars was the net effect of higher bad debt expense and less incentive compensation and customer reimbursements. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues. We expect our cost of revenues in fiscal year 2003 will be lower in absolute dollars, but higher as a percentage of revenues due primarily to a reduction in revenues.

     RESEARCH AND DEVELOPMENT. Research and development costs increased from $5.1 million, or 12% of revenues in Q1 2002, to $6.5 million, or 19% of revenues in Q1 2003. The increase was primarily related to a 38% increase in the average number of research and development staff. The increase as a percentage of revenues was also due to the 20% decrease in revenues from Q1 2002 to Q1 2003. We expect that our research and development costs as a percentage of revenues in 2003 will be higher than 2002.

     SALES AND MARKETING. Sales and marketing costs decreased from $13.0 million, or 30% of revenues in Q1 2002, to $9.4 million, or 27% of revenues in Q1 2003. The decrease reflects a 12% decrease in average sales and marketing staff in Q1 2003 compared to Q1 2002 and a 44% decrease in marketing and trade show costs. We expect that our sales and marketing costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $6.2 million, or 14% of revenues in Q1 2002, to $6.1 million, or 18% of revenues in Q1 2003. Costs were flat in terms of absolute dollars, but the increase as a percentage of revenues was primarily related to the 20% decrease in revenues in Q1 2003 compared to Q1 2002. We expect that our general and administrative costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q1 2002 and Q1 2003, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on Adexa's financial condition. We concluded after this review that there was an other than temporary decline in the value of our investment in Adexa. As of March 31, 2003, the remaining book value of our original $6.0 million investment in Adexa was $889,000.

     RESTRUCTURING CHARGE. In Q1 2003, in response to the continued economic slowdown, we recorded a restructuring charge covering the severance costs associated with the elimination of 79 positions in our global workforce. The estimated liability for severance and termination benefit costs will be paid by the end of Q3 2003. Additionally, in Q1 2003, we evaluated our office space in Pittsburgh, Pennsylvania, and ceased using one of the floors we lease in our global headquarters. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded a restructuring charge of $4.7 million on Q1 2003, covering these severance and lease costs. We expect cost savings to be approximately $6.4 million on an annual basis as a result of this restructuring.

     INTEREST AND OTHER INCOME, NET. Interest and other income, net increased from $747,000 in Q1 2002 to $1.0 million in Q1 2003. The increase was primarily attributable to cash collections of $200,000 from the settlement of patent infringement lawsuits in Q1 2003. In Q1 2002, we earned $769,000 at a weighted-average rate of return of 2.8%, compared to $814,000 at a rate of return of 2.5% in Q1 2003.

     PROVISION FOR INCOME TAXES. Provision for income taxes was $153,000 in Q1 2002 and $291,000 in Q1 2003, and is comprised of foreign income taxes. The increase from Q1 2002 to Q1 2003 is primarily attributable to the continued expansion of international locations throughout 2002 and Q1 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL. In Q1 2002, in connection with the implementation of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", we tested goodwill for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 6 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                                                      MARCH 31,   DECEMBER 31,
                                                        2003          2002        CHANGE
                                                      ---------   ------------   --------
                                                               ($ IN THOUSANDS)
Cash and cash equivalents...........................  $105,395      $ 94,593     $ 10,802
Marketable investments..............................    22,670        40,430      (17,760)
                                                      --------      --------     --------
  Total cash and investments........................  $128,065      $135,023     $ (6,958)
                                                      ========      ========     ========
  Percentage of total assets........................        71%           70%        1pt.
Working capital.....................................  $129,331      $119,218     $ 10,113
Days sales outstanding (DSO)........................        60            56

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2003       2002      CHANGE
                                                          --------   --------   --------
                                                                 ($ IN THOUSANDS)
Cash flows from operating activities....................  $(6,564)   $ 6,948    $(13,512)
Cash flows from investing activities....................   17,401     (9,405)     26,806
Cash flows from financing activities....................      (35)     5,818      (5,853)

     Net cash provided by operating activities totaled $6.9 million in Q1 2002, compared to net cash used in operating activities of $6.6 million in Q1 2003. Cash provided by operating activities in Q1 2002 is primarily due to improvements in DSO and cash collections on record revenues in Q4 2001, partially offset by the timing of the payment of our annual incentive-based compensation payments. Cash used in operations in Q1 2003 is primarily due to operating losses incurred in Q1 2003 primarily due to the 20% decrease in revenues from Q1 2002 to Q1 2003 and the payment of our annual incentive-based compensation payments. Net cash from operating activities in Q1 2002 and Q1 2003 does not reflect $3.8 million received under our service contract with Visteon.

     Net cash used in investing activities totaled $9.4 million in Q1 2002, compared to net cash provided by investing activities of $17.4 million in Q1 2003. In Q1 2002 and Q1 2003, we incurred $1.1 million and $219,000, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. As a result of the significant investments we have made in our operations, infrastructure and personnel in past years, we expect our capital expenditures in fiscal 2003 will be lower than 2002. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash outflow in Q1 2002 was $8.3 million, compared to net cash inflow of $17.6 million in Q1 2003.

     Net cash provided by financing activities totaled $5.8 million in Q1 2002, compared to net cash used in financing activities of $35,000 in Q1 2003. The positive financing cash flows in Q1 2002 primarily reflect proceeds of $2.5 million from the issuance of stock from the exercise of stock options and $3.8 million received in Q1 2002 under our service contract with Visteon. We have determined, based on a review by the SEC in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. The net cash used in financing activities in Q1 2003 primarily reflect $3.6 million to repurchase common stock and $874,000 in debt repayments, partially offset by $3.8 million received under our service agreement with Visteon.

     In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum principal amount of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. In February 2003, we again amended the revolving credit facility to reduce the availability from $20.0 million to $15.0 million and extend the maturity date through February 2004. As of March 31, 2003, $1.7 million was outstanding under the term loan and the interest rate was 4.75%. At March 31, 2003, $12.6 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. As of March 31, 2003, we are in compliance with all covenants.

     In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of March 31, 2003, we had purchased 853,500 shares at a weighted average cost of $4.23 per share.

     We will continue to invest in the growth of our business. In Q2 2003, we anticipate negative net cash flows as a result of operating losses in Q2 2003, with positive net cash flows in the second half of 2003. We may decide to use cash resources to fund the purchase of common shares or acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of March 31, 2003, our marketable investment allocation represents 18% of total cash and investments, compared to 30% at December 31, 2002. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to continue to control costs or if we decided decide to use cash resources to fund the purchase of common shares or acquisitions of complimentary businesses or technologies, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the quarter ended March 31, 2003 from those presented in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     As discussed in Note 8 to the Condensed Consolidated Financial Statements, we implemented new accounting standards related to accounting for, and disclosure of, guarantees and the accounting for arrangements under which it will perform multiple revenue-generating activities beginning January 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the quarter ended March 31, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 9 to the Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 7, 2003, the Board of Directors of the Company declared a dividend of one right (collectively, "Rights") to purchase one one-hundredth of a share of a newly created class of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), payable to stockholders of record at the close of business on March 11, 2003. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an "Acquiring Person" by obtaining beneficial ownership of 15% or more of the Company's outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if consummated, would result in that person or group becoming an Acquiring Person. Each Right entitles the holder (other than the Acquiring Person), upon certain specified events, to purchase, at an exercise price of $42.00 per Right (subject to adjustment), shares of common stock of the Company or an Acquiring Person having a value equal to two times the exercise price of the Right. The terms of the Rights are set forth in a Rights Agreement dated March 7, 2003 between the Company and American Stock Transfer & Trust Company, as Rights Agent, filed with the Securities and Exchange Commission on March 11, 2003 as Exhibit 4.1 to the Company's Current Report on Form 8-K. A summary description of the Rights is set forth in the Company's Form 8-A filed with the Securities and Exchange Commission on March 11, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------   ------------------------------------------------------------
      3.3     Certificate of Designation of Series A Junior Participating
              Preferred Stock
      4.1     Rights Agreement, dated as of March 7, 2003, between
              FreeMarkets, Inc. and American Stock Transfer & Trust
              Company (incorporated by reference to Exhibit 4.1 of the
              Company's Form 8-K filed with the Securities and Exchange
              Commission on March 11, 2003).
     99.1     Certification by the Chief Executive Officer and Chief
              Financial Office Relating to a Periodic Report Containing
              Financial Statements

     (b) Reports on Form 8-K.

     On March 11, 2003, the Company filed a Form 8-K reporting the adoption by its Board of Directors of a stockholder rights plan on March 7, 2003.

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on May 2, 2003.

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003
                                          /s/ David H. McCormick
                                          --------------------------------------
                                          David H. McCormick
                                          President and Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003
                                          /s/ Joan S. Hooper
                                          --------------------------------------
                                          Joan S. Hooper
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Secretary and Treasurer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------   ------------------------------------------------------------
      3.3     Certificate of Designation of Series A Junior Participating
              Preferred Stock
     99.1     Certification by the Chief Executive Officer and Chief
              Financial Office Relating to a Periodic Report Containing
              Financial Statements