Form 10-Q
period 2003-06-30
FREEMARKETS INC
filed 2003-08-04
CIK 949968

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                            HTTP:WWW.FREEMARKETS.COM
                               (Registrant's URL)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. YES [X] NO [ ]

     The number of shares of the registrant's common stock outstanding as of the close of business on June 30, 2003 was 42,030,978.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of June
            30, 2003 (unaudited) and December 31, 2002......      3
            Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2003
            and 2002 (unaudited)............................      4
            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2003 and 2002
            (unaudited).....................................      5
            Notes to Condensed Consolidated Financial
            Statements......................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     12

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     19

Item 4. Controls and Procedures.............................     19

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     21

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     21

Item 6. Exhibits and Reports on Form 8-K....................     21

Signature...................................................     22

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2003           2002*
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  93,256      $  94,593
  Short-term marketable investments.........................      26,234         25,323
  Accounts receivable, net..................................      22,660         25,673
  Other current assets......................................       7,638          8,457
                                                               ---------      ---------
     Total current assets...................................     149,788        154,046
Long-term marketable investments............................      10,045         15,107
Property and equipment, net.................................      14,656         20,159
Goodwill and other assets, net..............................       4,465          4,355
                                                               ---------      ---------
     Total assets...........................................   $ 178,954      $ 193,667
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   3,998      $   4,063
  Accrued incentive compensation............................       4,326          7,536
  Accrued restructuring charges.............................         426            119
  Other current liabilities.................................      18,642         21,608
  Current portion of long-term debt.........................       1,428          1,502
                                                               ---------      ---------
     Total current liabilities..............................      28,820         34,828
Accrued restructuring charges, net of current portion.......       2,462             --
Long-term debt..............................................         438          1,328
                                                               ---------      ---------
     Total liabilities......................................      31,720         36,156
                                                               ---------      ---------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         420            424
  Additional capital........................................     582,676        575,043
  Unearned stock-based compensation.........................         (49)          (104)
  Stock purchase warrants...................................      76,388         76,388
  Accumulated other comprehensive loss......................        (200)            (1)
  Accumulated deficit.......................................    (512,001)      (494,239)
                                                               ---------      ---------
     Total stockholders' equity.............................     147,234        157,511
                                                               ---------      ---------
     Total liabilities and stockholders' equity.............   $ 178,954      $ 193,667
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

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                              ------------------    --------------------
                                                               2003       2002        2003        2002
                                                              -------    -------    --------    --------
Revenues....................................................  $34,633    $44,604    $ 69,153    $ 87,777
                                                              -------    -------    --------    --------
Operating costs and expenses:
  Cost of revenues..........................................   17,749     19,322      36,148      38,182
  Research and development..................................    6,211      6,916      12,701      12,058
  Sales and marketing.......................................    9,976     10,928      19,345      23,912
  General and administrative................................    5,520      6,351      11,571      12,574
  Stock compensation and warrant costs......................    1,989      2,010       3,978       4,019
  Investment write-down.....................................       --         --          --       4,740
  Restructuring charge......................................       --         --       4,719          --
                                                              -------    -------    --------    --------
Total operating costs and expenses..........................   41,445     45,527      88,462      95,485
                                                              -------    -------    --------    --------
    Operating loss..........................................   (6,812)      (923)    (19,309)     (7,708)
Interest and other income, net..............................    1,065      1,029       2,054       1,776
                                                              -------    -------    --------    --------
    (Loss) income before taxes and change in accounting.....   (5,747)       106     (17,255)     (5,932)
Provision for income taxes..................................      216        193         507         346
                                                              -------    -------    --------    --------
    Loss before change in accounting........................   (5,963)       (87)    (17,762)     (6,278)
Cumulative effect of accounting change for goodwill.........       --         --          --      (5,327)
                                                              -------    -------    --------    --------
    Net loss................................................  $(5,963)   $   (87)   $(17,762)   $(11,605)
                                                              =======    =======    ========    ========
Basic and diluted earnings per share before accounting
  change....................................................  $ (0.14)   $ (0.00)   $  (0.42)   $  (0.15)
                                                              =======    =======    ========    ========
Basic and diluted earnings per share after accounting
  change....................................................  $ (0.14)   $ (0.00)   $  (0.42)   $  (0.28)
                                                              =======    =======    ========    ========
Shares used in computing basic and diluted earnings per
  share.....................................................   41,705     41,396      41,851      41,144
                                                              =======    =======    ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(17,762)  $(11,605)
  Adjustments to reconcile net loss to net cash from
     operating a activities:
  Depreciation and amortization.............................     7,082      9,739
  Provision for bad debts...................................     1,044        415
  Stock compensation and warrant costs......................     3,978      4,019
  Investment write-down.....................................        --      4,740
  Cumulative effect of accounting change for goodwill.......        --      5,327
  Non-cash restructuring costs..............................        89         --
Cash from changes in:
  Accounts receivable.......................................     1,031        746
  Other assets..............................................       687       (622)
  Accounts payable..........................................       (65)       573
  Other liabilities.........................................    (3,441)    (5,677)
                                                              --------   --------
       Net cash from operating activities...................    (7,357)     7,655
                                                              --------   --------
Cash flows from investing activities:
  Purchases of marketable investments.......................   (26,058)   (18,303)
  Maturities of marketable investments......................    30,044         --
  Capital expenditures, net.................................    (1,646)    (2,396)
                                                              --------   --------
       Net cash from investing activities...................     2,340    (20,699)
                                                              --------   --------
Cash flows from financing activities:
  Repayment of debt.........................................    (1,464)      (787)
  Proceeds from debt........................................       500         --
  Proceeds from customer fees applied to warrant............     6,563      7,500
  Proceeds from issuance of common stock....................     1,040      2,202
  Payments to acquire and retire stock......................    (3,581)        --
  Options exercised.........................................       622      3,122
                                                              --------   --------
       Net cash from financing activities...................     3,680     12,037
                                                              --------   --------
Net change in cash and cash equivalents.....................    (1,337)    (1,007)
Cash and cash equivalents at beginning of period............    94,593     80,482
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 93,256   $ 79,475
                                                              ========   ========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  1,875   $  1,875
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

NOTE 2.  EARNINGS PER SHARE

     The following table presents the calculation of basic and diluted earnings per share:

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                    ------------------    --------------------
                                     2003       2002        2003        2002
                                    -------    -------    --------    --------
Loss before change in
  accounting......................  $(5,963)   $   (87)   $(17,762)   $ (6,278)
  Cumulative effect of accounting
     change for goodwill..........       --         --          --      (5,327)
                                    -------    -------    --------    --------
Net loss..........................  $(5,963)   $   (87)   $(17,762)   $(11,605)
                                    =======    =======    ========    ========
Weighted average common shares
  used in computing basic and
  diluted earnings per share......   41,705     41,396      41,851      41,144
Basic and diluted earnings per
  share before accounting
  change..........................  $ (0.14)   $ (0.00)   $  (0.42)   $  (0.15)
Basic and diluted earnings per
  share after accounting change...  $ (0.14)   $ (0.00)   $  (0.42)   $  (0.28)

     The following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------      ----------------
                                                         2003        2002       2003       2002
                                                        ------      ------      -----      -----
Stock options.........................................  2,780       3,980       3,455      4,755

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table illustrates the effect on earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation":

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                ---------------------     ---------------------
                                  2003         2002         2003         2002
                                --------     --------     --------     --------
Net loss, as reported.........  $ (5,963)    $    (87)    $(17,762)    $(11,605)
Add: Stock-based employee
  compensation expense
  included in reported net
  income......................        27           47           55           95
Less: Total stock-based
  employee compensation
  expense determined under
  fair value method for all
  awards......................    (9,390)     (13,283)     (18,753)     (26,567)
                                --------     --------     --------     --------
Pro forma net loss............  $(15,326)    $(13,323)    $(36,460)    $(38,077)
                                ========     ========     ========     ========
Earnings per share:
As reported...................  $  (0.14)    $  (0.00)    $  (0.42)    $  (0.15)
Pro forma.....................  $  (0.37)    $  (0.32)    $  (0.87)    $  (0.93)

     The weighted average fair value per option grant to employees was $4.94 and $9.79 in Q2 2003 and Q2 2002, respectively, and $3.62 and $10.58 in the six months ended June 30, 2003 and 2002 respectively. The fair value of each option grant was determined using the Black-Scholes pricing model, with the following assumptions for all grants:

                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                               JUNE 30,             MARCH 31,
                                          ------------------    ------------------
                                          2003         2002     2003         2002
                                          -----        -----    -----        -----
Weighted average risk-free interest
  rate..................................   3.0%        5.25%    4.75%        5.25%
Expected life (number of years).........   6.3          5.2      6.5          5.2
Volatility..............................   100%         100%     120%         100%

NOTE 3.  STOCKHOLDERS' EQUITY

COMMON STOCK REPURCHASE PROGRAM

     In January 2003, the Board of Directors of the Company authorized the repurchase of up to 15% of the Company's outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of June 30, 2003, the Company had purchased 853,500 shares at a weighted average cost of $4.23 per share.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                 ------------------      ----------------------
                                  2003        2002         2003          2002
                                 -------      -----      --------      --------
Net loss.......................  $(5,963)     $ (87)     $(17,762)     $(11,605)
Change in unrealized value on
  investments, net.............      (25)       172          (163)           40
Translation adjustment, net....       27       (470)          (36)         (450)
                                 -------      -----      --------      --------
                                 $(5,961)     $(385)     $(17,961)     $(12,015)
                                 =======      =====      ========      ========

     The components of accumulated comprehensive income (loss) were as follows:

                                                      JUNE 30,      DECEMBER 31,
                                                        2003            2002
                                                      --------      ------------
                                                            (IN THOUSANDS)
Unrealized (losses) gains on investments, net.......   $(115)           $ 48
Cumulative translation adjustments..................     (85)            (49)
                                                       -----            ----
                                                       $(200)           $ (1)
                                                       =====            ====

NOTE 4.  INVESTMENT WRITE-DOWN

     During Q1 2002, the Company recorded a $4.7 million loss on its investment in Adexa, Inc. ("Adexa") based on Adexa's financial condition. The Company concluded that there was an other than temporary decline in the value of its investment in Adexa. As of June 30, 2003, the remaining book value of the original $6.0 million investment in Adexa was $889,000.

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

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The restructuring reserve activity under the Q1 2003 restructuring plan for the period ended June 30, 2003 was:

                                                                           BALANCE AT
                                    INITIAL CHARGE    AMOUNTS UTILIZED    JUNE 30, 2003
                                    --------------    ----------------    -------------
Employee severance and termination
  benefit costs...................      $1,754             $1,664            $   90
Lease costs.......................       2,876                 89             2,787
Asset write-offs..................          89                 89                --
                                        ------             ------            ------
Total.............................      $4,719             $1,842             2,877
                                        ======             ======
Less current portion..............                                              415
                                                                             ------
Restructuring accrual, net of
  current portion.................                                           $2,462
                                                                             ======

2001 RESTRUCTURING PLAN

     In April 2001, the Company closed its Austin, Texas office, formerly the headquarters of its iMark.com, Inc. ("iMark") subsidiary, and centralized the Company's asset recovery operations at its corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, the Company recorded a $3.1 million restructuring charge covering the severance costs, lease termination costs and non-cash write-off of assets related to the Austin office. In June 2001, the Company closed two foreign offices and terminated certain employees in those and other offices. As a result, the Company recorded a $3.3 million restructuring charge covering severance and lease termination costs. As of June 30, 2003, substantially all amounts under this plan have been paid.

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

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had stock compensation and warrant costs been separately stated on the condensed consolidated statements of operations:

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                          ------------------    ----------------
                                           2003       2002       2003      2002
                                          -------    -------    ------    ------
Research and development................  $    5     $   30     $   10    $   60
Sales and marketing.....................   1,984      1,980      3,968     3,959
                                          ------     ------     ------    ------
                                          $1,989     $2,010     $3,978    $4,019
                                          ======     ======     ======    ======

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies" relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in a company's interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect this standard will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 150 should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not expect this standard will have a material impact on its consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company's December 1999 initial public offering ("IPO"). In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs' allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company's IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the "Consolidated Complaint") was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, as well as seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company's IPO. The Consolidated Complaint alleges that the prospectus used in the Company's IPO contained material misstatements or omissions regarding the underwriters' allocation practices and compensation in connection with the IPO, and also alleges that the underwriters manipulated the aftermarket for the Company's stock. Damages in an unspecified amount are sought, together with interest, costs and attorney's fees. The defendants filed a motion to dismiss the Consolidated Complaint. By stipulation and order dated October 9, 2002, the individual defendants were dismissed without prejudice from the Consolidated Complaint. On February 19, 2003, the court denied the Company's motion to dismiss. On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a proposed settlement of the litigation under terms set forth in a Memorandum of Understanding and authorized the Company to enter into a definitive settlement agreement to be prepared in accordance with the Memorandum of Understanding. The anticipated settlement will be subject to court approval following notice to class members and a fairness hearing. Based on the memorandum of understanding, the Company believes that the anticipated settlement will have no material effect on the Company.

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

OVERVIEW

     FreeMarkets provides software, services and information to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. Our team members provide service to customers in more than 35 languages from 19 locations in 15 countries on five continents.

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

RECENT DEVELOPMENTS

     We are considering closing our Brussels office and moving operations to regional locations throughout Europe, as well as the United States and Asia. We believe that the proposed changes will allow us to better serve our customers and enable us to create a more leveraged, profitable and efficient business across Europe. If we decide to implement the proposed restructuring plan, we expect that we would record a restructuring charge in the range of $6 million to $8 million in the third and/or fourth quarters to cover severance payments, remaining lease obligations and asset write-offs. If the restructuring plan is implemented, we expect that we would generate significant operational savings which we currently estimate to be approximately $5 million per year.

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

     The agreements for our new offerings, such as ES, Spend Visibility and Supplier Implementation provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for certain services. We recognize revenues from these new offerings as we provide access or services.

     Reimbursements, including those related to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

     Some customer agreements include multiple product and / or service offerings. In determining the appropriate amount of revenue to be recognized for each offering, the Company evaluates whether the offerings have stand alone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether delivery of the remaining offerings is probable and within the Company's control. In instances where all of these conditions are satisfied, the Company recognizes revenue for the offerings that have been delivered to the customer based on their relative fair values.

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

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under our service contract with
Visteon:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                         -------------------   -----------------
                                           2003       2002      2003      2002
                                         --------   --------   -------   -------
Revenues and fees......................  $37,445    $47,416    $74,778   $93,402
Less fees characterized as payment for
  warrant..............................   (2,812)    (2,812)    (5,625)   (5,625)
                                         -------    -------    -------   -------
Revenues...............................  $34,633    $44,604    $69,153   $87,777
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

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------     -----------------
                                                        2003         2002      2003         2002
                                                        -----        -----     ----         ----
Revenues..............................................   100%         100%     100%         100%
Operating costs and expenses:
  Cost of revenues,...................................    51           43       52           44
  Research and development............................    18           16       18           14
  Sales and marketing.................................    29           25       28           27
  General and administrative..........................    16           14       17           14
  Stock compensation and warrant costs................     6            4        6            5
  Investment write-down...............................    --           --       --            5
  Restructuring charges...............................    --           --        7           --
                                                         ---          ---      ---          ---
     Operating loss...................................   (20)          (2)     (28)          (9)
Interest and other income, net........................     3            2        3            2
                                                         ---          ---      ---          ---
     (Loss) / income before taxes and change in
       accounting.....................................   (17)           0      (25)          (7)
Provision for income taxes............................     0            0        1            0
                                                         ---          ---      ---          ---
     Loss before change in accounting.................   (17)          (0)     (26)          (7)
Cumulative effect of accounting change for goodwill...    --           --       --           (6)
                                                         ---          ---      ---          ---
     Net loss.........................................   (17%)         (0%)    (26%)        (13%)
                                                         ===          ===      ===          ===

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     All references to "Q2 2003" and "Q2 2002" are for the three months ended June 30, 2003 and 2002, respectively. All references to "Six Months 2003" and "Six Months 2002" are for the six months ended June 30, 2003 and 2002, respectively.

  REVENUES

     Revenues decreased 22% from $44.6 million in Q2 2002 to $34.6 million in Q2 2003, and decreased 21% from $87.8 million in Six Months 2002 to $69.2 million in Six Months 2003. As discussed earlier in "Treatment of Visteon Fees", we exclude from revenues the fees earned from our contract with Visteon, which were $2.8 million in each of Q2 2002 and Q2 2003, and $5.6 million in each of Six Months 2002 and Six Months 2003. Revenues and fees decreased 21% from $47.4 million in Q2 2002 to $37.4 million in Q2 2003 and decreased 20% from $93.4 million in Six Months 2002 to $74.8 million in Six Months 2003. The decrease in revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to defer their purchasing decisions. In 2002, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in lower revenues from our FullSource offering in 2003. In addition, with the introduction of QS in early 2001, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and related services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration. We do not believe that sales of new products in 2003 will compensate for the reduction in revenue from our FullSource offering, and anticipate that total revenues in 2003 will be less than 2002. We do expect that the continued introduction of new products and services over the long-term will drive customer acquisition, market share expansion and overall revenue gains.

     The following is a breakdown of revenues by product (in thousands):

                          THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED
                            JUNE 30, 2003          JUNE 30, 2002          JUNE 30, 2003          JUNE 30, 2002
                         --------------------   --------------------   --------------------   --------------------
                            $      % OF TOTAL      $      % OF TOTAL      $      % OF TOTAL      $      % OF TOTAL
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
FullSource.............  $24,001       69%      $36,259       81%      $49,401       71%      $72,794       83%
All other..............   10,632       31         8,345       19        19,752       29        14,983       17
                         -------      ---       -------      ---       -------      ---       -------      ---
Total revenues.........  $34,633      100%      $44,604      100%      $69,153      100%      $87,777      100%
                         =======      ===       =======      ===       =======      ===       =======      ===

     The following is a breakdown of revenues and fees by product (in thousands):

                          THREE MONTHS ENDED     THREE MONTHS ENDED      SIX MONTHS ENDED       SIX MONTHS ENDED
                            JUNE 30, 2003          JUNE 30, 2002          JUNE 30, 2003          JUNE 30, 2002
                         --------------------   --------------------   --------------------   --------------------
                            $      % OF TOTAL      $      % OF TOTAL      $      % OF TOTAL      $      % OF TOTAL
                         -------   ----------   -------   ----------   -------   ----------   -------   ----------
FullSource.............  $26,813       72%      $39,071       82%      $55,026       74%      $78,419       84%
All other..............   10,632       28         8,345       18        19,752       26        14,983       16
                         -------      ---       -------      ---       -------      ---       -------      ---
Total revenues and
  fees.................  $37,445      100%      $47,416      100%      $74,778      100%      $93,402      100%
                         =======      ===       =======      ===       =======      ===       =======      ===

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $19.3 million in Q2 2002 to $17.7 million in Q2 2003, and decreased from $38.2 million in Six Months 2002 to $36.1 million in Six Months 2003. The increase in cost of revenues as a percentage of revenues was primarily the result of the 22% and 21% decrease in revenues from Q2 2002 to Q2 2003 and Six Months 2002 and Six Months 2003, respectively, and an increase in bad debt expense of $629,000 from Six Months 2002 to Six Months 2003, due to the write-off of approximately $740,000 due from a single customer. The decrease in terms of absolute dollars in both periods is attributable to lower customer out-of-pocket costs and reduced overhead, primarily due to a decrease in depreciation expense in 2003 compared to 2002,partially offset by an increase in bad debt expense. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues. We expect our cost of revenues in fiscal year 2003 will be lower in absolute dollars, but higher as a percentage of revenues due primarily to a reduction in revenues.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased from $6.9 million, or 16% of revenues in Q2 2002 to $6.2 million, or 18% of revenues in Q2 2003, and increased from $12.1 million, or 14% in Six Months 2002 to $12.7 million, or 18% in Six Months 2003. The decrease in absolute dollars in Q2 2003 compared to Q2 2002 is primarily attributable to reduced consulting costs associated with the investments in our product development pipeline in Q2 2002 partially offset by a 29% increase in average research and development staff. The increase in absolute dollars in Six Months 2002 compared to Six Months 2003 relates primarily to ongoing investments in our product development pipeline. We expect that research and development costs as a percentage of revenues in fiscal year 2003 will be higher than 2002.

     SALES AND MARKETING. Sales and marketing costs decreased from $10.9 million, or 25% of revenues in Q2 2002 to $10.0 million, or 29% of revenues in Q2 2003, and from $23.9 million, or 27% in Six Months 2002 to $19.3 million, or 28% in Six Months 2003. The decrease in absolute dollars is primarily attributable to a 19% and 15% decrease in the average number of sales and marketing staff in Q2 2003 and Six Months 2003, respectively. The decrease is also attributable to cost cutting measures in discretionary spending such as marketing and advertising, recruiting and relocation costs. We expect that our sales and marketing costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $6.4 million, or 14% of revenues in Q2 2002 to $5.5 million, or 16% of revenues in Q2 2003, and from $12.6 million, or 14% of revenues in Six Months 2002 to $11.6 million, or 17% in Six Months 2003. The decrease in absolute dollars is primarily attributable to a 6% and 3% decrease in the average number of personnel in the areas of human resources, finance and facilities management in Q2 2003 and Six Months 2003, respectively, as well as the net effect of reducing the cost of our satellite offices. We expect that general and administrative costs as a percentage of revenues in fiscal year 2003 will be relatively consistent with 2002.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q2 2002 and Q2 2003, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs. In each of Six Months 2002 and Six Months 2003, $9.6 million was amortized related to this warrant, with $5.6 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $4.0 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on Adexa's financial condition. We concluded that there was an other than temporary decline in the value of our investment in Adexa. As of June 30, 2003, the remaining book value of our original $6.0 million investment in Adexa was $889,000.

     RESTRUCTURING CHARGES. In Q1 2003, in response to the continued economic slowdown, we recorded a restructuring charge covering the severance costs associated with the elimination of 79 positions in our global workforce. The estimated liability for severance and termination benefit costs will be paid by the end of Q3 2003. Additionally, in Q1 2003, we evaluated our office space in Pittsburgh, Pennsylvania, and ceased using one of the floors we lease in our global headquarters. The estimated liability for lease costs of $2.8 million will be paid in monthly installments over the non-cancelable lease term, which ends in May 2010. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded a restructuring charge of $4.7 million on Q1 2003, covering these severance and lease costs. We expect cost savings to be approximately $6.4 million on an annual basis as a result of this restructuring.

  INTEREST AND OTHER INCOME, NET

     Interest and other income increased from $1.0 in Q2 2002 to $1.1 million in Q2 2003, and increased from $1.8 million in Six Months 2002 to $2.1 million in Six Months 2003. The increase is primarily attributable to cash collections of $350,000 and $550,000 in Q2 2003 and Six Months 2003, respectively, from the settlement of patent infringement lawsuits in Q1 2003 partially offset by reduced interest income. In Q2 2002, we earned $790,000 at a weighted-average rate of return of 2.7%, compared to $660,000 at a weighted-average rate of return of 2.0% in Q2 2003. In Six Months 2002, we earned $1.6 million at a weighted-average rate of return of 2.8%, compared to $1.5 million at a weighted-average rate of return of 2.2% in Six Months 2003.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $193,000 in Q2 2002 and $216,000 in Q2 2003, and $346,000 in Six Months 2002 and $507,000 in Six Months 2003, all of which is comprised of foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

                                               JUNE 30,   DECEMBER 31,
                                                 2003         2002       CHANGE
                                               --------   ------------   -------
                                                       ($ IN THOUSANDS)
Cash and cash equivalents....................  $ 93,256     $ 94,593     $(1,337)
Marketable investments.......................    36,279       40,430      (4,151)
                                               --------     --------     -------
  Total cash and investments.................  $129,535     $135,023     $(5,488)
                                               ========     ========     =======
  Percentage of total assets.................        72%          70%       2pt.
Working capital..............................  $120,968     $119,218     $ 1,750
Days sales outstanding (DSO).................        56           51

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                 ------------------
                                                  2003       2002      CHANGE
                                                 -------   --------   --------
                                                       ($ IN THOUSANDS)
Cash flows from operating activities...........  $(7,357)  $  7,655   $(15,012)
Cash flows from investing activities...........    2,340    (20,699)    23,039
Cash flows from financing activities...........    3,680     12,037     (8,357)

     Net cash provided by operating activities totaled $7.7 million in Six Months 2002, compared to net cash used in operating activities of $7.4 million in Six Months 2003. Cash provided by operating activities in Six Months 2002 is primarily due to improvements in DSO and cash collections on record revenues in Q4 2001, partially offset by the payment of our annual incentive-based compensation of $9.4 million. Cash used in operations in Six Months 2003 is primarily due to operating losses incurred in Six Months 2003 primarily due to the 22% decrease in revenues from Six Months 2002 to Six Months 2003 and the payment of our annual incentive-based compensation of $6.6 million. Net cash from operating activities in Six Months 2002 and Six Months 2003 does not reflect $7.5 million and $6.6 million, respectively, received under our service contract with Visteon.

     Net cash used in investing activities totaled $20.7 million in Six Months 2002, compared to net cash provided by investing activities of $2.3 million in Six Months 2003. In Six Months 2002 and Six Months 2003, we incurred $2.4 million and $1.6 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. We expect our capital expenditures in fiscal 2003 will be consistent with 2002. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to fund operations and maximize our rate of return. The net cash outflow of these funds in Six Months 2002 was $18.3 million, compared to net cash inflow into marketable investments of $4.0 million in Six Months 2003.

     Net cash provided by financing activities totaled $12.0 million in Six Months 2002 and $3.7 million in Six Months 2003. The positive financing cash flows in Six Months 2002 reflect proceeds of $5.3 million from the issuance of common stock through the employee stock purchase plan and option exercises and $7.5 million received in Six Months 2002 under our service contract with Visteon. We have determined, based on a review by the SEC in 2001, that we are required to classify these receipts as payment for the warrant that we granted in April 2000. The positive financing cash flows in Six Months 2003 reflect proceeds of $1.7 million from the issuance of common stock through the employee stock purchase plan and option exercises and $6.6 million received under our service agreement with Visteon, partially offset by $3.6 million used to repurchase common stock.

     In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum principal amount of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the previous revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. In February 2003, we again amended the revolving credit facility to reduce the availability from $20.0 million to $15.0 million and extend the maturity date through February 2004. As of June 30, 2003,

$1.3 million was outstanding under the term loan and the interest rate was 4.0%. At June 30, 2003, $13.8 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. As of June 30, 2003, we are in compliance with all covenants.

     In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of June 30, 2003, we had purchased 853,500 shares at a weighted average cost of $4.23 per share, all of which have been retired.

     We will continue to invest in the growth of our business. We expect that our cash, cash equivalents and marketable investments will increase in the second half of 2003. However, we may decide to use these resources to fund the purchase of common shares or acquisitions of complementary businesses and technologies and, if we do so, our cash, cash equivalents and investments may decrease. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of June 30, 2003, our marketable investment allocation represents 28% of total cash and investments, compared to 30% at December 31, 2002. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to continue to control costs or if we decide to use cash resources to fund the purchase of common shares or acquisitions of complimentary businesses or technologies, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the quarter ended June 30, 2003 from those presented in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     As discussed in Note 8 to the Condensed Consolidated Financial Statements, we implemented new accounting standards related to accounting for, and disclosure of, guarantees and the accounting for arrangements under which we will perform multiple revenue-generating activities beginning January 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the quarter ended June 30, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 9 to the Condensed Consolidated Financial Statements

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 21, 2003. Two matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as Class I Directors for a three-year term and the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2003.

     The nominations of Thomas J. Meredith and Davis A. Noble to serve as directors and the ratification of the appointment of PricewaterhouseCoopers LLP were considered and ultimately approved.

                                                    VOTES        VOTES       VOTES      BROKER
                    NOMINEE                          FOR        AGAINST    WITHHELD    NON-VOTES
                    -------                       ----------   ---------   ---------   ---------
Thomas J. Meredith..............................  31,267,469      --       5,250,874      --
David A. Noble..................................  31,688,994      --       4,829,349      --

                                                                 VOTES       VOTES      BROKER
                                                  VOTES FOR     AGAINST    ABSTAINED   NON-VOTES
                                                  ----------   ---------   ---------   ---------
Ratification of the appointment of
  PricewaterhouseCoopers LLP....................  31,462,517   4,985,329      72,947      --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 99.1     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 99.2     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 99.3     Certification by the Chief Executive Officer and Chief
          Financial Officer Relating to a Periodic Report Containing
          Financial Statements

     (b) Reports on Form 8-K.

     Form 8-K furnished on April 28, 2003 under Item 9, "Regulation FD Disclosure" but intended to be furnished under Item 12, "Results of Operations and Financial Condition" (with respect to a press release relating to the Company's performance in the first quarter of 2003).

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on August 4, 2003.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 31.1    Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.
 31.2    Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002
  32     Certification by the Chief Executive Officer and Chief
         Financial Office Relating to a Periodic Report Containing
         Financial Statements