Form 10-Q
period 2003-09-30
FREEMARKETS INC
filed 2003-10-29
CIK 949968

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                              WWW.FREEMARKETS.COM
                               (Registrant's URL)

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

     The number of shares of the registrant's common stock outstanding as of the close of business on October 1, 2003 was 42,440,099.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FREEMARKETS, INC.

                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                     INDEX

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements:
            Condensed Consolidated Balance Sheets as of
            September 30, 2003 (unaudited) and December 31,
            2002............................................      3
            Condensed Consolidated Statements of Operations
            for the three and nine months ended September
            30, 2003 and 2002 (unaudited)...................      4
            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2003 and
            2002 (unaudited)................................      5
            Notes to Condensed Consolidated Financial
            Statements......................................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     19

Item 4. Controls and Procedures.............................     19

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................     20

Item 6. Exhibits and Reports on Form 8-K....................     20

Signature...................................................     21

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FREEMARKETS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2003            2002*
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  91,634       $  94,593
  Short-term marketable investments.........................       14,764          25,323
  Accounts receivable, net..................................       27,746          25,673
  Other current assets......................................        6,652           8,457
                                                                ---------       ---------
     Total current assets...................................      140,796         154,046
Long-term marketable investments............................       24,998          15,107
Property and equipment, net.................................       12,877          20,159
Goodwill and other assets, net..............................        4,453           4,355
                                                                ---------       ---------
     Total assets...........................................    $ 183,124       $ 193,667
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   3,544       $   4,063
  Accrued incentive compensation............................        5,301           7,536
  Accrued restructuring charges.............................        2,726             119
  Other current liabilities.................................       18,707          21,608
  Current portion of long-term debt.........................        1,151           1,502
                                                                ---------       ---------
     Total current liabilities..............................       31,429          34,828
Accrued restructuring charges, net of current portion.......        2,375              --
Long-term debt..............................................          358           1,328
                                                                ---------       ---------
     Total liabilities......................................       34,162          36,156
                                                                ---------       ---------

Commitments and contingencies
Stockholders' equity:
  Common stock..............................................          424             424
  Additional capital........................................      588,827         575,043
  Unearned stock-based compensation.........................          (37)           (104)
  Stock purchase warrants...................................       76,388          76,388
  Accumulated other comprehensive loss......................          (85)             (1)
  Accumulated deficit.......................................     (516,555)       (494,239)
                                                                ---------       ---------
     Total stockholders' equity.............................      148,962         157,511
                                                                ---------       ---------
     Total liabilities and stockholders' equity.............    $ 183,124       $ 193,667
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

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             ------------------    ----------------------
                                                              2003       2002        2003         2002
                                                             -------    -------    ---------    ---------
Revenues...................................................  $36,022    $40,388    $ 105,175    $ 128,165
                                                             -------    -------    ---------    ---------
Operating costs and expenses:
  Cost of revenues.........................................   16,633     18,701       52,781       56,883
  Research and development.................................    6,100      6,953       18,801       19,011
  Sales and marketing......................................    7,952     10,677       27,297       34,589
  General and administrative...............................    4,935      5,429       16,506       18,003
  Stock compensation and warrant costs.....................    1,974      1,989        5,952        6,008
  Investment write-down....................................       --        371           --        5,111
  Restructuring charges....................................    3,207       (278)       7,926         (278)
                                                             -------    -------    ---------    ---------
Total operating costs and expenses.........................   40,801     43,842      129,263      139,327
                                                             -------    -------    ---------    ---------
    Operating loss.........................................   (4,779)    (3,454)     (24,088)     (11,162)
Interest and other income, net.............................      559        611        2,613        2,387
                                                             -------    -------    ---------    ---------
    Loss before taxes and change in accounting.............   (4,220)    (2,843)     (21,475)      (8,775)
Provision for income taxes.................................      334        181          841          527
                                                             -------    -------    ---------    ---------
    Loss before change in accounting.......................   (4,554)    (3,024)     (22,316)      (9,302)
Cumulative effect of accounting change for goodwill........       --         --           --       (5,327)
                                                             -------    -------    ---------    ---------
    Net loss...............................................  $(4,554)   $(3,024)     (22,316)   $ (14,629)
                                                             =======    =======    =========    =========
Basic and diluted earnings per share before accounting
  change...................................................  $ (0.11)   $ (0.07)   $   (0.53)   $   (0.22)
                                                             =======    =======    =========    =========
Basic and diluted earnings per share after accounting
  change...................................................  $ (0.11)   $ (0.07)   $   (0.53)   $   (0.35)
                                                             =======    =======    =========    =========
Shares used in computing basic and diluted earnings per
  share....................................................   42,055     41,798       41,920       41,364
                                                             =======    =======    =========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FREEMARKETS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; $ IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(22,316)  $(14,629)
  Adjustments to reconcile net loss to net cash from
     operating activities:
  Depreciation and amortization.............................    10,162     14,809
  Provision for bad debts...................................     1,435      1,125
  Stock compensation and warrant costs......................     5,952      6,008
  Investment write-down.....................................        --      5,111
  Cumulative effect of accounting change for goodwill.......        --      5,327
  Non-cash restructuring costs..............................        89         --
Cash from changes in:
  Accounts receivable.......................................    (2,571)     3,681
  Other assets..............................................     1,696     (1,063)
  Accounts payable..........................................      (519)    (1,123)
  Other liabilities.........................................      (131)    (4,918)
                                                              --------   --------
       Net cash from operating activities...................    (6,203)    14,328
                                                              --------   --------
Cash flows from investing activities:
  Purchases of marketable investments.......................   (46,853)   (18,614)
  Maturities of marketable investments......................    47,414     11,221
  Capital expenditures, net.................................    (2,958)    (5,032)
                                                              --------   --------
       Net cash from investing activities...................    (2,397)   (12,425)
                                                              --------   --------
Cash flows from financing activities:
  Repayment of debt.........................................    (1,821)    (1,171)
  Proceeds from debt........................................       500         --
  Proceeds from customer fees applied to warrant............     7,500     10,313
  Proceeds from issuance of common stock....................     1,040      2,202
  Payments to acquire and retire stock......................    (3,581)        --
  Options exercised.........................................     2,003      3,521
                                                              --------   --------
       Net cash from financing activities...................     5,641     14,865
                                                              --------   --------
Net change in cash and cash equivalents.....................    (2,959)    16,768
Cash and cash equivalents at beginning of period............    94,593     80,482
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 91,634   $ 97,250
                                                              ========   ========
Supplemental non-cash disclosure:
  Amounts due from customer characterized as payment for
     warrant................................................  $  3,750   $  1,875
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

NOTE 2.  EARNINGS PER SHARE

     The following potentially dilutive common shares were excluded from basic and diluted earnings per share because their effect was antidilutive due to the Company's net loss in the periods presented:

                                               THREE MONTHS      NINE MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              --------------    --------------
                                              2003     2002     2003     2002
                                              -----    -----    -----    -----
Stock options (treasury method).............  3,804    2,319    3,166    3,706

     Options and warrants to purchase 8.8 million and 9.6 million shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

     The following table illustrates the effect on earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net loss, as reported............  $ (4,554)   $ (3,024)   $(22,316)   $(14,629)
Add: Stock-based employee
  compensation expense included
  in reported net income.........        12          28          67         123
Less: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards.........................    (9,636)    (13,283)    (28,389)    (39,851)
                                   --------    --------    --------    --------
Pro forma net loss...............  $(14,178)   $(16,279)   $(50,638)   $(54,357)
                                   ========    ========    ========    ========
Earnings per share:
As reported......................  $  (0.11)   $  (0.07)   $  (0.53)   $  (0.35)
Pro forma........................  $  (0.34)   $  (0.39)   $  (1.21)   $  (1.31)

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3.  STOCKHOLDERS' EQUITY

COMMON STOCK REPURCHASE PROGRAM

     In January 2003, the Board of Directors of the Company authorized the repurchase of up to 15% of the Company's outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of September 30, 2003, the Company had purchased 853,500 shares at a weighted average cost of $4.23 per share.

COMPREHENSIVE LOSS

     The components of comprehensive loss were as follows:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                  -------------------     ---------------------
                                   2003        2002         2003         2002
                                  -------     -------     --------     --------
Net loss........................  $(4,554)    $(3,024)    $(22,316)    $(14,629)
Change in unrealized value on
  investments, net..............       56         (48)        (107)          (8)
Translation adjustment, net.....       59        (243)          23         (693)
                                  -------     -------     --------     --------
                                  $(4,439)    $(3,315)    $(22,400)    $(15,330)
                                  =======     =======     ========     ========

     The components of accumulated comprehensive income (loss) were as follows:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2003              2002
                                                   -------------     ------------
                                                           (IN THOUSANDS)
Unrealized (losses) gains on investments,
  net.........................................         $(59)             $ 48
Cumulative translation adjustments............          (26)              (49)
                                                       ----              ----
                                                       $(85)             $ (1)
                                                       ====              ====

NOTE 4.  INVESTMENT WRITE-DOWN

     During Q1 2002, the Company recorded a $4.7 million loss on its investment in Adexa, Inc. ("Adexa") based on Adexa's financial condition. During Q3 2002, the Company recorded a $371,000 loss on its investment in Adexa based on a valuation determined by a financing completed by Adexa in July 2002. The Company concluded after each of these reviews that there was an other than temporary decline in the value of its investment in Adexa. As of September 30, 2003, the remaining book value of the original $6.0 million investment in Adexa was $889,000.

NOTE 5.  RESTRUCTURING CHARGES

     Throughout 2003, the Company has initiated three restructuring programs. These programs were focused on eliminating certain positions throughout its global workforce, re-assessing the Company's facility needs and consolidating European operations to create a more profitable and efficient business. The following is a summary of these programs:

WORKFORCE REDUCTION PLAN

     In the first quarter of 2003, in response to the continued economic slowdown, the Company executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. This represented

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

approximately 7% of total employees. The Company recorded a restructuring charge of $1.8 million in the first quarter of 2003 covering these severance costs, the majority of which will be paid by the end of 2003.

FACILITY REDUCTION PLAN

     In the first quarter of 2003, the Company re-assessed its global headquarters office space in Pittsburgh, Pennsylvania, and ceased using one of the floors it leases through May 2010. The Company recorded a restructuring charge of $3.0 million in the first quarter of 2003 covering these lease costs.

EUROPEAN RESTRUCTURING PLAN

     In the third quarter of 2003, in order to better serve the Company's customers and enable it to create a more leveraged, profitable and efficient business across Europe, the Company initiated a restructuring plan resulting in the elimination of 74 positions in its European business. The Company recorded a restructuring charge of $3.2 million in the third quarter of 2003 covering these severance and implementation costs.

     The restructuring reserve activity under these plans for the period ended September 30, 2003 was:

                                                                          BALANCE AT
                                INITIAL CHARGE    AMOUNTS UTILIZED    SEPTEMBER 30, 2003
                                --------------    ----------------    ------------------
WORKFORCE REDUCTION PLAN:
Employee severance and
  termination benefit costs...      $1,754             $1,692               $   62
FACILITY REDUCTION PLAN:
Lease costs...................       2,876                169                2,707
Asset write-offs..............          89                 89                   --
EUROPEAN RESTRUCTURING PLAN:
Employee severance and
  termination benefit costs...       3,132                875                2,257
Implementation costs..........          75                 --                   75
                                    ------             ------               ------
Total.........................      $7,926             $2,825                5,101
                                    ======             ======
Less current portion..........                                               2,726
                                                                            ------
Restructuring accrual, net of
  current portion.............                                              $2,375
                                                                            ======

     In addition, in the third quarter of 2002, the Company recognized a benefit of $278,000 as a result of a change in an estimate related to lease costs from a previous restructuring program.

NOTE 6.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

     The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, and no longer records goodwill amortization. In connection with adopting this standard, the Company completed step one of the test for impairment, which indicated that the carrying value of Surplus Record, which was acquired by the Company in March 2000 for $18.0 million in cash, exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $5.3 million was recognized in the first quarter of 2002 as a cumulative effect of an accounting change. The Company completed its annual impairment test for 2003 in the first quarter of 2003. There was no indication of impairment as a result of this test.

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7.  STOCK COMPENSATION AND WARRANT COSTS

     Stock compensation and warrant costs include charges resulting from stock options and warrants granted at exercise prices less than fair value. The following table shows the amounts of stock compensation and warrant costs by category had stock compensation and warrant costs been separately stated on the condensed consolidated statements of operations:

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       -------------------     -----------------
                                        2003        2002        2003       2002
                                       -------     -------     ------     ------
Research and development.............  $    2      $   17      $   12     $   77
Sales and marketing..................   1,972       1,972       5,940      5,931
                                       ------      ------      ------     ------
                                       $1,974      $1,989      $5,952     $6,008
                                       ======      ======      ======     ======

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

NOTE 9.  SECURITIES CLASS ACTION COMPLAINTS

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company's announcement on April 23, 2001 that, as a result of discussions with the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. The plaintiffs have filed a motion for class certification which is still pending before the Court. Discovery is in the early stages. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder's derivative action, nominally on behalf of FreeMarkets, against all of the Company's directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the

                       FREEMARKETS, INC. AND SUBSIDIARIES

              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

foregoing securities fraud class actions. The Company believes that the plaintiffs' allegations are without merit and it intends to defend these claims vigorously.

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

REVENUE RECOGNITION

     We generate revenues under service and access agreements with our customers. While the vast majority of our agreements contain standard business terms and conditions, there are many agreements that contain complex terms and conditions. We assess whether the fees are fixed or determinable based on the payment terms associated with the transactions and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

     Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The fees that we receive are for the use of our technology, supplier and supply market information, sourcing operations staff and facilities. Negotiated fees vary by customer, and reflect both the anticipated volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. We recognize revenues from our fixed monthly FullSource fees ratably as we provide access to our services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our agreements permit early termination by our customers without cause and without penalty.

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

     Some customer agreements include multiple product and/or service offerings. In determining the appropriate amount of revenue to be recognized for each offering, the Company evaluates whether the offerings have stand alone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether delivery of the remaining offerings is probable and within the Company's control. In instances where all of these conditions are satisfied, the Company recognizes revenue for the offerings that have been delivered to the customer based on their relative fair values.

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

STOCK COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to continue to apply the intrinsic value method to account for employee stock options and disclose the pro forma effect as if the fair value method had been applied in the Notes to our consolidated financial statements.

TREATMENT OF VISTEON FEES

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract; however, cost of revenues includes the costs we incur in serving Visteon. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we continue to receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the Securities and Exchange Commission ("SEC"), we exclude from our revenues the fees we earn from this contract, and instead allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a typical customer relationship. We provide Visteon with access to software, services and information to help them improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. For all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators (such as DSO), we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to "revenues and fees" throughout Management's Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under our service contract with
Visteon:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                 -------------------     ---------------------
                                  2003        2002         2003         2002
                                 -------     -------     --------     --------
Revenues and fees..............  $38,835     $43,201     $113,613     $136,603
Less fees characterized as
  payment for warrant..........   (2,813)     (2,813)      (8,438)      (8,438)
                                 -------     -------     --------     --------
Revenues.......................  $36,022     $40,388     $105,175     $128,165
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

RESULTS OF OPERATIONS

     The following table sets forth condensed consolidated statements of operations data as a percentage of revenues for the periods indicated:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                      -------------------     -----------------
                                       2003        2002        2003       2002
                                      -------     -------     ------     ------
Revenues............................     100%        100%       100%       100%
Operating costs and expenses:
  Cost of revenues..................      46          46         50         44
  Research and development..........      17          17         18         15
  Sales and marketing...............      22          27         26         27
  General and administrative........      14          14         16         14
  Stock compensation and warrant
     costs..........................       5           5          5          5
  Investment write-down.............      --           1         --          4
  Restructuring charges.............       9          (1)         8         (0)
                                       -----       -----      -----      -----
     Operating loss.................     (13)         (9)       (23)        (9)
Interest and other income, net......       1           2          3          2
                                       -----       -----      -----      -----
     Loss before taxes and change in
       accounting...................     (12)         (7)       (20)        (7)
Provision for income taxes..........       1           0          1          0
                                       -----       -----      -----      -----
     Loss before change in
       accounting...................     (13)         (7)       (21)        (7)
Cumulative effect of accounting
  change for goodwill...............      --          --         --         (4)
                                       -----       -----      -----      -----
     Net loss.......................     (13%)        (7%)      (21%)      (11%)
                                       =====       =====      =====      =====

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     All references to "Q3 2003" and "Q3 2002" are for the three months ended September 30, 2003 and 2002, respectively. All references to "Nine Months 2003" and "Nine Months 2002" are for the nine months ended September 30, 2003 and 2002, respectively.

  REVENUES

     Revenues decreased 11% from $40.4 million in Q3 2002 to $36.0 million in Q3 2003, and decreased 18% from $128.2 million in Nine Months 2002 to $105.2 million in Nine Months 2003. As discussed earlier in "Treatment of Visteon Fees", we exclude from revenues the fees earned from our contract with Visteon, which were $2.8 million in each of Q3 2002 and Q3 2003, and $8.4 million in each of Nine Months 2002 and Nine Months 2003. Revenues and fees decreased 10% from $43.2 million in Q3 2002 to $38.8 million in Q3 2003 and decreased 17% from $136.6 million in Nine Months 2002 to $113.6 million in Nine Months 2003. The decrease in revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to defer their purchasing decisions. In 2002 and the first nine months of 2003, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in lower revenues from our FullSource offering in 2003. In addition, with the introduction of QS in early 2001, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and related services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration. We do not believe that sales of new products in 2003 will compensate for the reduction in revenue from our FullSource offering, and anticipate that total revenues in 2003 will be less than 2002. We do expect that the continued introduction of new products and services will drive customer acquisition, market share expansion and overall revenue gains over the long term.

     The following is a breakdown of revenues by product (in thousands):

                        THREE MONTHS ENDED     THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                       --------------------   --------------------   ---------------------   ---------------------
                          $      % OF TOTAL      $      % OF TOTAL      $       % OF TOTAL      $       % OF TOTAL
                       -------   ----------   -------   ----------   --------   ----------   --------   ----------
FullSource...........  $24,009       67%      $32,113       80%      $ 73,410       70%      $104,907       82%
All other............   12,013       33         8,275       20         31,765       30         23,258       18
                       -------      ---       -------      ---       --------      ---       --------      ---
Total revenues.......  $36,022      100%      $40,388      100%      $105,175      100%      $128,165      100%
                       =======      ===       =======      ===       ========      ===       ========      ===

     The following is a breakdown of revenues and fees by product (in thousands):

                        THREE MONTHS ENDED     THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30, 2003     SEPTEMBER 30, 2002     SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                       --------------------   --------------------   ---------------------   ---------------------
                          $      % OF TOTAL      $      % OF TOTAL      $       % OF TOTAL      $       % OF TOTAL
                       -------   ----------   -------   ----------   --------   ----------   --------   ----------
FullSource...........  $26,822       69%      $34,926       81%      $ 81,848       72%      $113,345       83%
All other............   12,013       31         8,275       19         31,765       28         23,258       17
                       -------      ---       -------      ---       --------      ---       --------      ---
Total revenues and
  fees...............  $38,835      100%      $43,201      100%      $113,613      100%      $136,603      100%
                       =======      ===       =======      ===       ========      ===       ========      ===

  OPERATING COSTS AND EXPENSES

     COST OF REVENUES. Cost of revenues decreased from $18.7 million, or 46% of revenues in Q3 2002 to $16.6 million, or 46% of revenues in Q3 2003, and decreased from $56.9 million, or 44% of revenues in Nine Months 2002 to $52.8 million, or 50% of revenues in Nine Months 2003. The increase in cost of revenues as a percentage of revenues from Nine Months 2002 to Nine Months 2003 was primarily the result of the 18% decrease in revenues, partially offset by 7% overall decrease in cost of revenues. The decrease in terms of absolute dollars is attributable to lower customer out-of-pocket costs in Q3 2003 and Nine Months 2003 in the amount of $363,000 and $1.1 million, respectively, and reduced overhead, primarily comprised of depreciation expense, of $1.4 million and $2.7 million in Q3 2003 and Nine Months 2003, respectively. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues. We expect our cost of revenues in fiscal year 2003 will be lower in absolute dollars compared to 2002, but higher as a percentage of revenues due primarily to a reduction in revenues.

     RESEARCH AND DEVELOPMENT. Research and development costs decreased from $7.0 million, or 17% of revenues in Q3 2002 to $6.1 million, or 17% of revenues in Q3 2003, and decreased slightly from $19.0 million, or 15% in Nine Months 2002 to $18.8 million, or 18% in Nine Months 2003. The decrease in absolute dollars in both periods is primarily attributable to reduced consulting costs in the amount of $1.2 million and $2.4 million in Q3 2003 and Nine Months 2003, respectively, associated with the investments in our product development pipeline in 2002, partially offset by a 20% and 28% increase in average research and development staff in Q3 2003 and Nine Months 2003, respectively. We expect that research and development costs as a percentage of revenues in fiscal year 2003 will be higher than 2002.

     SALES AND MARKETING. Sales and marketing costs decreased from $10.7 million, or 27% of revenues in Q3 2002 to $8.0 million, or 22% of revenues in Q3 2003, and from $34.6 million, or 27% in Nine Months 2002 to $27.3 million, or 26% in Nine Months 2003. The decrease in absolute dollars in both periods is primarily attributable to a 17% and 15% decrease in the average number of sales and marketing staff in Q3 2003 and Nine Months 2003, respectively. The decrease is also attributable to reduced overhead, primarily comprised of depreciation expense of $701,000 and $2.3 million in Q3 2003 and Nine Months 2003, respectively, and cost cutting measures in discretionary spending such as marketing and advertising, recruiting and relocation costs. We expect that our sales and marketing costs in fiscal 2003 will be lower in absolute dollars and as a percentage of revenues compared to 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased from $5.4 million, or 14% of revenues in Q3 2002 to $4.9 million, or 14% of revenues in Q3 2003, and from $18.0 million, or 14% of revenues in Nine Months 2002 to $16.5 million, or 16% in Nine Months 2003. The decrease in absolute dollars in both periods is primarily attributable to a 11% and 6% decrease in the average number of personnel in the areas of human resources, finance and facilities management in Q3 2003 and Nine Months 2003, respectively, as well as reduced overhead, primarily comprised of depreciation expense, of $293,000 and $1.3 million in Q3 2003 and Nine Months 2003, respectively. The increase in general and administrative costs as a percentage of revenues from Nine Months 2002 to Nine Months 2003 was primarily the result of the 18% decrease in revenues from Nine Months 2002 and Nine Months 2003. We expect that general and administrative costs in fiscal 2003 will be lower in absolute dollars compared to 2002, but higher as a percentage of revenues due primarily to a reduction in revenues.

     STOCK COMPENSATION AND WARRANT COSTS. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q3 2002 and Q3 2003, $4.8 million was amortized related to this warrant, with $2.8 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million as stock compensation and warrant costs. In each of Nine Months 2002 and Nine Months 2003, $14.3 million was amortized related to this warrant, with $8.4 million reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $5.9 million as stock compensation and warrant costs.

     INVESTMENT WRITE-DOWN. In Q3 2002, we recorded a $371,000 loss on our investment in Adexa. The loss was based on a valuation determined by a financing completed by Adexa in July 2002. Also, in Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on Adexa's financial condition. In each instance, we concluded that there was an other than temporary decline in the value of our investment in Adexa. As of September 30, 2003, the remaining book value of our original $6.0 million investment in Adexa was $889,000.

     RESTRUCTURING CHARGES. Throughout 2003, we have initiated three restructuring programs. These programs were focused on eliminating certain positions throughout our global workforce, re-assessing our facility needs and consolidating European operations to create a more profitable and efficient business. We expect to generate annual savings of approximately $13.0 million as a result of these programs of which $7.2 million will be reflected in 2003 results. The following is a summary of these programs:

        WORKFORCE REDUCTION PLAN. In Q1 2003, in response to the continued economic slowdown, we executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. This represented approximately 7% of total employees. We recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The majority of the liability for employee severance and termination benefit costs will be paid by the end of 2003.

        FACILITY REDUCTION PLAN. Also in Q1 2003, we re-assessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using one of the floors we lease through May 2010. We recorded a restructuring charge of $3.0 million in Q1 2003, covering these lease costs. We are continuing to evaluate our office space requirements at our headquarters. As a result of an evaluation completed in the fourth quarter of 2003, we ceased using one of the floors we lease through May 2010, and expect to record a restructuring charge of $1.9 million in the fourth quarter of 2003.

        EUROPEAN RESTRUCTURING PLAN. In Q3 2003, in order to better serve our customers and enable us to create a more leveraged, profitable and efficient business across Europe, we initiated a restructuring plan resulting in the elimination of 74 positions in its European business. We recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance and implementation costs. The majority of the liability for employee severance and implementation costs will be paid by the end of 2003. We expect to close its Belgium office in Q4 2003, which will result in an additional charge of $3.0 million to $4.0 million to cover lease termination costs, non-cash write-off of assets related to the Brussels office and additional severance costs.

        In Q3 2002, we re-evaluated our office space in one of our foreign offices and made an adjustment to the restructuring reserve in the amount of $278,000.

  INTEREST AND OTHER INCOME, NET

     Interest and other income decreased from $611,000 in Q3 2002 to $559,000 in Q3 2003, and increased from $2.4 million in Nine Months 2002 to $2.6 million in Nine Months 2003. The decrease from Q3 2002 to Q3 2003 is primarily the result of reduced interest income, partially offset by cash collections of $300,000 from the settlement of patent infringement lawsuits. The increase from Nine Months 2002 to Nine Months 2003 in Nine Months 2003 is primarily attributable to cash collections of $850,000 in Nine Months 2003 from the settlement of patent infringement lawsuits, partially offset by reduced interest income. In Q3 2002, we earned $758,000 at a weighted-average rate of return of 2.4%, compared to $324,000 at a weighted-average rate of return of 1.0% in Q3 2003. In Nine Months 2002, we earned $2.3 million at a weighted-average rate of return of 2.7%, compared to $1.8 million at a weighted-average rate of return of 1.8% in Nine Months 2003.

  PROVISION FOR INCOME TAXES

     Provision for income taxes was $181,000 in Q3 2002 and $334,000 in Q3 2003, and $527,000 in Nine Months 2002 and $841,000 in Nine Months 2003. The increase in both periods is attributable to an increase in foreign income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

                                            SEPTEMBER 30,   DECEMBER 31,
                                                2003            2002       CHANGE
                                            -------------   ------------   -------
                                                       ($ IN THOUSANDS)
Cash and cash equivalents.................    $ 91,634        $ 94,593     $(2,959)
Marketable investments....................      39,762          40,430        (668)
                                              --------        --------     -------
  Total cash and investments..............    $131,396        $135,023     $(3,627)
                                              ========        ========     =======
  Percentage of total assets..............          72%             70%     2 pts.
Working capital...........................    $109,367        $119,218     $(9,851)
Current ratio.............................    4.5 to 1        4.4 to 1
Days sales outstanding (DSO)..............          58              51

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 ------------------
                                                  2003       2002      CHANGE
                                                 -------   --------   --------
                                                       ($ IN THOUSANDS)
Cash flows from operating activities...........  $(6,203)  $ 14,328   $(20,531)
Cash flows from investing activities...........   (2,397)   (12,425)    10,028
Cash flows from financing activities...........    5,641     14,865     (9,224)

     Net cash provided by operating activities totaled $14.3 million in Nine Months 2002, compared to net cash used in operating activities of $6.2 million in Nine Months 2003. Cash provided by operating activities in Nine Months 2002 is primarily due to improvements in DSO and cash collections on record revenues in Q4 2001, partially offset by the payment of our annual incentive-based compensation of $9.4 million. Cash used in operations in Nine Months 2003 is primarily due to operating losses incurred in Nine Months 2003 primarily due to the 18% decrease in revenues from Nine Months 2002 to Nine Months 2003, an increase in DSO's and the payment of our annual incentive-based compensation of $6.6 million. Net cash from operating activities in Nine Months 2002 and Nine Months 2003 does not reflect $10.3 million and $7.5 million, respectively, received under our service contract with Visteon.

     Net cash used in investing activities totaled $12.4 million in Nine Months 2002, compared to $2.4 million in Nine Months 2003. In Nine Months 2002 and Nine Months 2003, we incurred $5.0 million and $3.0 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware. We expect our capital expenditures in fiscal 2003 will be lower than 2002. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to fund operations and maximize our rate of return. The net cash outflow of these funds in Nine Months 2002 was $7.4 million, compared to net cash inflow of $561,000 in Nine Months 2003.

     Net cash provided by financing activities totaled $14.9 million in Nine Months 2002 and $5.6 million in Nine Months 2003. The positive financing cash flows in Nine Months 2002 reflect proceeds of $5.7 million from the issuance of common stock through the employee stock purchase plan and option exercises and $10.3 million received in Nine Months 2002 under our service contract with Visteon, partially offset by repayment of debt of $1.2 million. We have determined, based on a review by the SEC in 2001, that we are required to classify these receipts as payment for the warrant that we granted in April 2000. The positive financing cash flows in Nine Months 2003 reflect proceeds of $3.0 million from the issuance of common stock through the employee stock purchase plan and option exercises and $7.5 million received under our service agreement with Visteon, partially offset by $3.6 million used to repurchase common stock and repayment of debt of $1.8 million.

     In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum principal amount of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the previous revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender's prime rate and prime rate +0.50%, respectively. In February 2003, we again amended the revolving credit facility to reduce the availability from $20.0 million to $15.0 million and extend the maturity date through February 2004. As of September 30, 2003, $1.1 million was outstanding under the term loan and the interest rate was 4.5%. At September 30, 2003, $14.3 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. As of September 30, 2003, we are in compliance with all covenants.

     In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of September 30, 2003, we had purchased 853,500 shares at a weighted average cost of $4.23 per share, all of which have been retired.

     In September 2003, an arbitrator in Portugal ruled in our favor in proceedings against a former Brazilian customer for amounts earned in 2000, which we wrote-off in 2001. The amount of the arbitration award was $1.7 million, which includes accrued interest from the date the invoices were due. We will record this award as a reduction to bad debt expense in cost of revenues on the cash basis of accounting due to the uncertainty of collection.

     We will continue to invest in the growth of our business. We expect that our cash, cash equivalents and marketable investments will increase in Q4 2003. However, we may decide to use resources to fund the purchase of common shares or acquisitions of complementary businesses and technologies and, if we do so, our cash, cash equivalents and investments may decrease. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of September 30, 2003 and December 31, 2002, our marketable investment allocation represents 30% of total cash and investments. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. If we are unable to continue to control costs or if we decide to use cash resources to fund the purchase of common shares or acquisitions of complementary businesses or technologies, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     There have been no material changes in our contractual obligations and commercial commitments during the quarter ended September 30, 2003 from those presented in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk exposure during the quarter ended September 30, 2003 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2003.

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

ITEM 1.  LEGAL PROCEEDINGS

     See Note 9 to the Condensed Consolidated Financial Statements

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 99.1     Certification of Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 99.2     Certification of Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
 99.3     Certification by the Chief Executive Officer and Chief
          Financial Officer Relating to a Periodic Report Containing
          Financial Statements

     (b) Reports on Form 8-K.

     Form 8-K furnished on July 24, 2003 under Item 9, "Regulation FD Disclosure" but intended to be furnished under Item 12, "Results of Operations and Financial Condition" (with respect to a press release relating to the Company's performance in the second quarter of 2003).

                                  * * * * * *

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on October 29, 2003.

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