Form 10-K
period 2003-12-31
FREEMARKETS INC
filed 2004-03-01
CIK 949968

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-27913

FreeMarkets, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3265483
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

FreeMarkets Center
210 Sixth Avenue
Pittsburgh, PA	15222
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 434-0500
Registrant’s URL: http://www.freemarkets.com
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]   No [   ]

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003	$292,115,297
Number of shares of the registrant’s common stock outstanding as of February 1, 2004	42,583,297

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III (other than “Securities Authorized for Issuance under Equity Compensation Plans”) will be incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders, if filed with the Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2003 included in an amendment to this Form 10-K.

FreeMarkets, Inc.
Form 10-K
Index

i

PART I

Item 1. Business

     Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Please refer to the risk factors set forth in the section entitled “Additional Factors that May Affect Future Results” for a description of some of the risk factors that could cause our results to differ materially from our forward-looking statements.

Overview

     FreeMarkets provides software, services and solutions to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. As of December 31, 2003, we serve our customers from 17 locations in 13 countries on five continents. Our team members provide services to customers in more than 35 languages through operations centers in Pittsburgh and Singapore.

     Since our inception, FreeMarkets has provided software and services to help companies identify savings, enhance their sourcing efficiency and achieve their strategic sourcing goals by enabling them to source goods and services in our online markets. In providing these services, we work with our customers to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use in our online markets. Our web-based technology enables suppliers from around the world to submit bids for our customers’ purchase orders in real-time interactive competition featuring “downward price” dynamic bidding. While we have provided this technology-enhanced service to buyers since 1995, we began to describe it using the “FullSource” name in 2001. In 2001, we also introduced our QS solution, which enables customers to conduct their own sourcing projects, including running their own online markets. During the second half of 2002 and beginning of 2003, we introduced a number of new product offerings to expand our solutions beyond sourcing to address a broader set of supply management activities. Our development of a broader set of solutions in 2002 and 2003 is part of a strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions. These activities include supply analysis and strategy, spend requirements management, sourcing, supplier development and supplier relationship management. We refer to these activities as Global Supply Management, or GSM.

     Our solutions combine software, services and information to address the GSM market. These solutions are ultimately designed to help companies lower costs and reduce their supply risks.

Recent Events

     In January 2004, we announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of our common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter. Because the merger is subject to factors beyond the parties control, however, we cannot predict whether or when the merger will be completed.

     Also in January 2004, we acquired the sourcing and services assets of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million in cash.

     Also in January 2004, we executed a restructuring plan resulting in the elimination of 65 positions in our global workforce. Additionally, in February 2004, we evaluated our office space in Pittsburgh, Pennsylvania, and determined that we will cease using one of the floors we currently lease in our global headquarters. In accordance with SFAS No. 146, we will record a restructuring charge of approximately $4.4 million in the first quarter of 2004 covering these severance and lease costs.

Industry Background

Global Supply Management

     Global Supply Management is the set of activities that links a buyer of goods and services with its suppliers, as well as helps a buyer to manage and streamline the process through which it sources the goods and services it purchases. We believe that a number of factors are driving the development of GSM as a strategic tool in a company’s procurement process.

•	Globalization

Market economies are expanding demand around the world, while technology is accelerating suppliers’ abilities to provide lower cost, higher quality goods and services.

•	Consolidation

Industries around the world are consolidating. Supply management is key to realizing acquisition integration synergies.

•	Velocity

Global competition and improved technology are shrinking new product introduction and order-to-delivery times. These factors in turn require companies to select the best suppliers and integrate them into their core enterprise activities.

•	Outsourcing

Increasingly, companies are narrowing their focus on core activities and outsourcing non-core activities to outside suppliers. As a result, a larger portion of the final good or service is produced by someone other than the original manufacturer.

•	Profitability

Total cost savings driven by supply management can be dramatic. As margins decrease, either due to higher costs or lower revenues, it becomes more critical to achieve savings on supply management costs. Importantly, in a weak economy, savings realized as a result of effective supply management can exceed revenue growth.

•	Risk

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

•	Supply Analysis and Strategy

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

•	Spend Requirements Management

Once the supply strategy is determined, supply managers gather detailed spend requirements from in-house “users”. These requirements can include technical drawings and specifications, packaging, logistics, etc. Over time, supply managers must analyze these spend requirements to decrease the total cost of their supplies. Accurately gathering and maintaining these supplies over time is a critical supply management activity.

•	Sourcing

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

•	Supplier Development

After sourcing, an entity must formally qualify suppliers in terms of their production, quality and management practices. If approved, the supply manager works with the supplier as well as the internal users to transition the supply of goods or services to them. Supply managers collaborate with internal users and suppliers to guide and improve their capabilities over time.

•	Supplier Relationship Management

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

FreeMarkets(R) FullSource(TM)

FreeMarkets FullSource is a program of technology-enhanced services designed to help companies generate savings from their sourcing activities and lower their supply risks. FreeMarkets FullSource combines online bidding technology with services in hundreds of spend categories, industry-specific program management, around-the-clock global market operations services, knowledge about specific commodities and supply market dynamics. Through FullSource, we help our customers identify and screen global suppliers and assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use as a basis for their competitive bids. Since 1995, our customers have sourced over $70 billion of goods and services through our FullSource offering. FullSource represented 66% of our 2003 revenues, and is expected to account for a majority of revenues in 2004.

FreeMarkets(R) QS(TM)

FreeMarkets QS is a hosted software application that enables companies to create and run their own sourcing projects. We offer optional add-on services designed to enhance the use of QS, and provide our customers with additional capabilities that they may need to create effective online markets and achieve their strategic sourcing objectives. Our QS software is available in English, French, German, Italian, Spanish, Portuguese, Japanese and Chinese.

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

FreeMarkets(R) Supplier Implementation Solution

FreeMarkets Supplier Implementation Solution combines software and services to help companies improve the speed and quality with which they engage and interact with new suppliers to serve their operations.

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

Competition

     A number of companies provide GSM software and/or services. Competition in this market is rapidly evolving, and we expect competition to intensify in the future, which could lead to price reductions, reduced gross margins and loss of market share. We currently or potentially will compete with a number of other companies, including:

•	providers of enterprise software, extending their offerings to include services or technology similar to ours;

•	professional service and consulting firms, and others offering managed sourcing and supply management services similar to ours; and

•	providers of stand-alone, self-service software products that make available to buyers point-solution GSM technology.

Employees

     As of December 31, 2003, we had 967 employees worldwide, including 515 in account management, global sourcing services and market operations, 145 in research and development, 144 in sales and marketing, 72 in technical operations and 91 in executive leadership, administration, human resources, legal, finance and facilities management. Our global workforce consists of 702 team members in North America, 65 in Europe, 190 in Asia and Australia and 10 in South America. In January 2004, we eliminated 65 positions, or 7% of our workforce to better align our cost structure with our anticipated future revenues. None of our employees is represented by a collective bargaining agreement, and we believe that we have good relations with our employees.

Corporate History

     We were originally incorporated in 1995 as “Online Markets Corporation”. We changed our name to “FreeMarkets OnLine, Inc.” shortly after our formation, and then changed our name again in September 1999 to “FreeMarkets, Inc.”

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

Additional Factors that May Affect Future Results

In January 2004, we announced a definitive agreement to enter into a merger agreement with Ariba, Inc.; if we fail to complete the merger, our stock price and future business operations could be harmed

     If the merger is not completed for any reason, the price of our common stock may decline insofar as the current price of our common stock reflects a positive market assumption that the merger will be completed. In addition, if the merger is not completed, we may be subject to a number of material risks, including:

•	payment of a $17 million termination fee under certain circumstances; and

•	costs related to the merger, such as financial advisory, legal and accounting fees, the majority of which must be paid even if the merger is not completed.

     If the merger agreement is terminated, we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals. In addition, while the merger agreement is in effect, we are prohibited from soliciting, initiating or taking any other action with respect to competing transactions, such as a merger, sale of assets or other business combination, with any party other than unsolicited, written, bona fide proposals or offers under specified terms and conditions.

     Our customers may, in response to the announcement of the merger, delay or defer decisions concerning our products. Any delay or deferral in those decisions by our customers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with the combined company until the combined company’s strategies with regard to all employees are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

     If the merger is terminated and our board of directors determines to seek another partner or business combination, there can be no assurance that we will be able to find a partner willing to pay an equivalent or more attractive price than the price offered in the merger.

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

Our operating results are volatile and trends are difficult to predict; if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decline

     Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. For example, over the past four quarters ending December 31, 2003, our net loss has ranged from as high as $11.8 million to as low as $4.6 million. Based on our transition to a new business model and the continued weak state of the economy, you should not rely upon our past quarterly operating results as indicators of future performance. In addition, our operating results could fall below the expectations of securities analysts or investors in some future quarter or quarters. As a result, the price of our common stock may fall.

Our industry is highly competitive, and we cannot assure you that we will be able to compete effectively

     The Global Supply Management, or GSM, software and service solutions industry is intensely competitive. If we cannot successfully compete, our business will suffer reduced revenues and operating results. As one of a number of companies providing GSM solutions to market, we face the risk that existing and potential customers may choose to purchase competitors’ services or products. If they do, then our revenues and operating results will be reduced. Given that barriers to entry are relatively low, we expect competition to intensify as new competitors enter the market.

We have experienced revenue and fee concentration in the past; the loss of our largest customers would reduce our revenues and fees and operating results, and could cause our stock to fall

     In 2002 and 2003, our top five customers and four customers, respectively, comprised over 20% of our revenues and fees. The loss of any one of these significant customers would reduce our revenues and fees and operating results, and may cause a decrease in our stock price.

General economic conditions may adversely affect our future operations and operating results

     The continued uncertainty in the global economy had an effect on our operations in 2003, which resulted in a reduction in our FullSource online market volume and contributed to a slowdown in the growth of our total customers during the year. If the uncertainty surrounding the global economy continues, customers may continue to defer or postpone their purchasing decisions. The uncertainty may have the effect of increasing the length of sales cycles for our products and services. In addition, the amount of fixed monthly fees that we are able to negotiate for new customers may be adversely affected based on lower anticipated market volume from our customers. The amount of revenue we earn from variable fees, such as performance incentive payments based on volume and/or savings, may also decline as a result of lower volumes.

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

We may write-down the unamortized goodwill from our acquisitions or the investment in Adexa, Inc. (“Adexa”), which would reduce our financial results

     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, and no longer record goodwill amortization. In connection with adopting this standard, we determined that the carrying value of Surplus Record exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. We recorded an impairment loss of $5.3 million in 2002 that was recognized as the cumulative effect of an accounting change. The carrying value of goodwill on our consolidated balance sheet as of December 31, 2003 was $2.0 million. In accordance with SFAS No. 142, it is our policy to assess the potential impairment of goodwill on an annual basis or earlier as circumstances dictate. The recognition of any future impairment loss could have a material effect on our financial results.

     As part of the agreement to mutually terminate our proposed merger with Adexa in 2001, we agreed to make an investment in Adexa in the amount of $6.0 million. We concluded in 2002 that there was an other-than-temporary decline in the value of our investment based on a valuation determined by a financing completed by Adexa. As a result, we recorded a $5.1 million loss on our investment in 2002. The carrying value of the investment as of December 31, 2003 was $889,000. Any further write-downs of this investment based on additional other-than-temporary declines in fair value could have a material effect on our financial results.

     In January 2004, we acquired the auction business of Covisint LLC for $16.3 million. The acquisition is being accounted for as a purchase business combination, and we anticipate recording a portion of the purchase price to goodwill. Any future impairment loss of goodwill could have a material effect on our financial results.

We have historically used more cash than we generate

     Since our inception, our operating and investing activities have used more cash than they have generated. We generated positive cash flows in 2003, and believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. However, if we are unable to control costs, our resources may be depleted, and accordingly, our current resources may only be sufficient for a shorter period. In either event, thereafter, we may find it necessary to obtain additional financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

We have historically generated losses

     We achieved a modest profit in 1998, but incurred losses of $21.8 million, $156.4 million, $295.2 million, $17.6 million and $30.9 million in 1999, 2000, 2001, 2002 and 2003, respectively, as a result of our efforts to invest in the actual and anticipated growth of our business. Since our inception in 1995, we have accumulated losses of $525.1 million. Our achievement of profitability in the future will depend on whether we can implement the strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions and increase revenues while controlling costs. We may not achieve profitability in the future, or sustain any future profitability.

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

Our sales cycle is long and uncertain and may not result in revenues; factors outside of our control may affect the decision to purchase our software and services

     Our sales cycle is long, typically taking from two to six months from initial customer contact until we sign a contract. Not every potential customer that we solicit actually purchases our products and services. Because we offer solutions to address the evolving GSM market, we must educate potential customers on the use and benefits of our products and services. We need to spend a significant amount of time with multiple decision makers in a prospective customer’s organization to sell our products and services. Other factors that contribute to the length and uncertainty of our sales cycle and that may reduce the likelihood that customers will purchase our solutions include:

•	budgeting constraints;

•	incentive structures that do not reward decision makers for savings achieved through cost-cutting;

•	the strength of pre-existing supplier relationships;

•	competition from other providers of GSM solutions; and

•	an aversion to new purchasing methods.

If our short-term agreements do not lead to long-term customer relationships, our business may not be profitable

     Frequently, we begin a relationship with a new customer by entering into a short-term agreement that we hope will lead to a long-term agreement. Failure to move a sufficient number of customers from short-term to long-term agreements could hurt our operating results. For example, our initial agreement with a customer for our FullSource offering usually involves a period of trial and evaluation. This initial period, in which we learn about our customer’s business and its related product categories, and educate our customer about the best use of our products for its organization, requires a very significant expenditure of our time and resources. A subsequent longer-term agreement is often more productive given the parties are more familiar with each other, and typically provides for higher gross margins. Customers may decide not to enter into a long-term agreement with us, or may delay entering into such an agreement until a later time. Because we invest a significant amount of time and resources early in a customer relationship, our cost of revenues as a percentage of revenues are typically higher at the outset of a relationship than those which we may incur later. Further, we may be diverting personnel from higher-margin opportunities to develop a new relationship, without any assurance that the new relationship will endure. We expect similar purchasing patterns to occur with our more recent offerings as customers become accustomed to our new solutions.

Factors outside our control could result in disappointing market results; disappointed customers may cancel or fail to renew their agreements with us

     The actual savings achieved through the use of our solutions vary widely and depend upon many factors outside of our control. These factors include:

•	the current state of supply and demand in the supply market for the products and services being purchased;

•	the past performance of our customer’s purchasing organization in negotiating favorable terms with suppliers;

•	the willingness of a sufficient number of qualified suppliers to bid for business using our solutions;

•	reductions in the number of suppliers in particular markets due to mergers, acquisitions or suppliers exiting from supply industries; and

•	seasonal and cyclical trends that influence all purchasing decision making.

     Because factors outside of our control affect a customer’s perception of the value of our solutions, customers may cancel our agreements or choose not to renew them, even if we have performed well. Any non-renewal or cancellation of agreements may reduce our revenues and operating results.

Failures of hardware systems or software could undermine our customers’ confidence in our reliability

     A significant disruption in the availability of our technology could seriously undermine our customers’ confidence in our business. Our customers hold us to a high standard of reliability and performance. From time to time, we have experienced service interruptions in our technology, with the most significant being a breakdown in the connectivity between suppliers and our technology. This connectivity is provided to us by an outside vendor, and this kind of interruption may occur in the future. During these disruptions, participants may lose their online connection or we may not receive their bids or other information in a timely manner. Any interruptions in the availability of our software, services or other information may undermine actual and potential customers’ confidence in the reliability of our business.

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

If we do not adequately maintain our customers’ confidential information, our reputation could be harmed and we could incur legal liability

     Any breach of security relating to our customers’ confidential information could result in legal liability for us and a reduction in use or cancellation of our products and services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our customers’ competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all of our customers..

     We currently have practices and procedures in place to ensure the confidentiality of our customers’ information. However, our security procedures to protect against the risk of inadvertent disclosure or intentional breaches of security might fail to adequately protect information that we are obligated to keep confidential. We may not be successful in adopting more effective systems for maintaining confidential information, so our exposure to the risk of disclosure of the confidential information of others may grow with increases in the amount of information we possess. If we fail to adequately maintain our customers’ confidential information, some of our customers could end their business relationships with us and we could be subject to legal liability.

If we are not able to adequately protect our intellectual property rights, then others may be able to duplicate our services

     We rely in part upon our proprietary technology, including our software, to conduct our business. Our failure to adequately protect our intellectual property rights could harm our business by making it easier for others to duplicate our services. We have obtained eight patents on aspects of our technology and business processes, and have filed applications for additional patents. However, we cannot assure you that our existing patents or any patent that may be issued in the future will not be successfully challenged by others or invalidated, that they will adequately protect our technology and processes, or that they will result in commercial advantages for us. We have also obtained and applied for United States and foreign registrations for certain trademarks, domain names and logos, and our software, documentation and other written materials are copyrighted, but these protections may not be adequate. Although we require each of our employees to enter into a confidentiality agreement and some key employees are subject to non-competition agreements, these agreements may not satisfactorily safeguard our intellectual property against unauthorized disclosure.

     Third parties may infringe or misappropriate our proprietary rights or will not independently develop similar proprietary information. Any infringement, misappropriation or independent development could harm our future financial results. In addition, effective patent, trademark, copyright and trade secret protection may not be available in every country where we do business. We may, at times, have to incur significant legal costs and spend time defending our trademarks, copyrights and, if issued, our patents. Any defense efforts, whether successful or not, would divert both time and resources from the operation and growth of our business.

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

Others may assert that our technology infringes their intellectual property rights

     We do not believe that we infringe the proprietary rights of others, but we may be subject to infringement claims in the future. The defense of any claims of infringement made against us by third parties could involve significant legal costs and require our management to divert time from our business operations. Either of these consequences of an infringement claim could have a material adverse effect on our operating results. If we are unsuccessful in defending any claims of infringement, we may be forced to obtain licenses or to pay royalties to continue to use our technology. We may not be able to obtain any necessary licenses on commercially reasonable terms or at all. If we fail to obtain necessary licenses or other rights, or if these licenses are too costly, our operating results may suffer either from reductions in revenues through our inability to serve customers or from increases in costs to license third-party technology.

Others may refuse to license important technology to us or may increase the fees they charge us for this technology

     We rely on third parties to provide us with some software and hardware, for which we pay fees. This software has been readily available, and to date, we have not paid significant fees for its use. These third parties may significantly increase their fees or refuse to license their software or provide their hardware to us. While other vendors may provide the same or similar technology, we cannot be certain that we can obtain the required technology on favorable terms, if at all. If we are unable to obtain required technology at a reasonable cost, our growth prospects and operating results may be harmed due to impairment of our ability to conduct business or increased cost.

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

     We are subject to risks associated with currency fluctuations with respect to our international sales and expenditures denominated in foreign currencies. We hedge risks associated with foreign currency transactions in order to minimize the impact of changes in foreign currency exchange rates. We utilize forward contracts to hedge trade and intercompany receivables and payables. All hedge contracts are marked to market through operations each period. There can be no reasonable assurance that such hedging strategy will be successful and that currency exchange rate fluctuations will not have a material adverse effect on our operating results.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers as of February 1, 2004.

Name	Age	Position(s)

Glen T. Meakem	40	Founder and Chairman of the Board of Directors
David H. McCormick	38	President, Chief Executive Officer and Director
Sean M. Rollman	33	Vice President, Controller, Treasurer and Acting Chief Financial Officer

     Glen T. Meakem co-founded FreeMarkets in 1995 and has served as its Chairman of the Board of Directors since inception. Mr. Meakem also held the offices of President and Chief Executive Officer from FreeMarkets’ inception until June 2000 and January 2003, respectively. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co. From January 1992 through April 1994, he was employed as a consultant with McKinsey & Company, Inc. Mr. Meakem earned his B.A. degree cum laude from Harvard College and an M.B.A. from Harvard Business School.

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

     Sean M. Rollman has served as Vice President, Treasurer and acting Chief Financial Officer since October 2003 and as Controller since January 2000. Before becoming Controller, Mr. Rollman served as Manager of Financial Planning and Assistant Controller since April 1998. Prior to joining FreeMarkets, from 1992 to 1998, Mr. Rollman worked for Coopers & Lybrand as a Manager in Assurance Services serving clients in the technology and real estate industries. Mr. Rollman holds a B.S. in Accounting and Economics from Indiana University of Pennsylvania.

Item 2. Properties

     Our corporate offices are located in leased space at FreeMarkets Center, 210 Sixth Avenue, Pittsburgh, Pennsylvania. The telephone number of our principal executive office is (412) 434-0500.

     Our headquarters in Pittsburgh, Pennsylvania currently occupy 128,000 square feet of office space under a lease covering 182,000 square feet that expires in May 2010. Since January 1, 2003, we have abandoned a total of 54,000 square feet in our headquarters. We also lease office space in five other North American metropolitan areas, as well as four in Europe, seven in Asia and Australia and one in South America. We believe that our existing facilities in Pittsburgh are adequate for our needs for the next several years. We may add additional offices in the United States and in other countries as growth opportunities present themselves, as well as from time to time abandon locations that are no longer required to meet the needs of our business.

Item 3. Legal Proceedings

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company’s announcement on April 23, 2001 that, as a result of discussions with the Securities and Exchange Commission (“SEC”), the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. The case is now in the class certification phase. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder’s derivative action, nominally on behalf of FreeMarkets, against all of the Company’s directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions and was stayed pending a ruling on the Company’s motion to dismiss those class actions. The Company believes that the plaintiffs’ allegations are without merit and it intends to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company’s December 1999 initial public offering (“IPO”). In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs’ allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company’s IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the “Consolidated Complaint”) was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, as well as seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company’s IPO. The Consolidated Complaint alleges that the prospectus used in the Company’s IPO contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the IPO, and also alleges that the underwriters manipulated the aftermarket for the Company’s stock. Damages in an unspecified amount are sought, together with interest, costs and attorney’s fees. The defendants filed a motion to dismiss the Consolidated Complaint. By stipulation and order dated October 9, 2002, the individual defendants were dismissed without prejudice from the Consolidated Complaint. On February 19, 2003, the court denied the Company’s motion to dismiss. On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a proposed settlement of the litigation under terms set forth in a memorandum of understanding and authorized the Company to enter into a definitive settlement agreement to be prepared in accordance with the memorandum of understanding. The anticipated settlement will be subject to court approval following notice to class members and a fairness hearing. Based on the memorandum of understanding, the Company believes that the anticipated settlement will have no material effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market for the Company’s Common Stock

     Our common stock has been quoted on the Nasdaq National Market since December 10, 1999 under the symbol “FMKT”. On February 1, 2004, the closing price of our common stock was $9.21 per share. The following table sets forth the range of high and low sales prices of our common stock for the periods indicated.

	Three Months Ended

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Price range per share
Low	$3.50	$5.11	$6.24	$5.30
High	$6.64	$7.77	$9.86	$9.82

	Three Months Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Price range per share
Low	$18.04	$9.71	$4.71	$4.49
High	$29.09	$23.38	$14.10	$9.40

     As of February 1, 2004, there were approximately 427 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Dividend Policy

     We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future, as we intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

Item 6. Selected Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$138,716	$170,441	$155,342	$90,467	$23,103

Operating costs and expenses:
Cost of revenues	69,651	76,129	78,582	56,024	14,389
Research and development	24,551	27,019	20,067	19,121	4,913
Sales and marketing	35,584	45,612	51,304	41,505	11,939
General and administrative	21,425	23,674	32,086	33,720	9,294
Stock compensation and warrant costs	6,783	7,998	8,569	6,411	5,200
Investment write-down	—	5,111	—	—	—
Restructuring charges	14,161	(303)	6,432	—	—
Terminated merger-related costs	—	—	3,385	—	—
Goodwill amortization and impairment (1)	—	—	252,031	90,749	—
Write-off of in-process research and development	—	—	—	7,397	—

Total operating costs and expenses	172,155	185,240	452,456	254,927	45,735

Operating loss	(33,439)	(14,799)	(297,114)	(164,460)	(22,632)
Interest and other income, net	3,733	3,243	2,665	8,409	833

Loss before taxes and change in accounting	(29,706)	(11,556)	(294,449)	(156,051)	(21,799)
Provision for income taxes	1,188	712	782	361	22

Loss before change in accounting	(30,894)	(12,268)	(295,231)	(156,412)	(21,821)
Cumulative effect of accounting change for goodwill (1)	—	(5,327)	—	—	—

Net loss	$(30,894)	$(17,595)	$(295,231)	$(156,412)	$(21,821)

Earnings per share before accounting change:
Basic and diluted	$(0.74)	$(0.30)	$(7.48)	$(4.21)	$(1.46)
Earnings per share after accounting change:
Basic and diluted	$(0.74)	$(0.42)	$(7.48)	$(4.21)	$(1.46)
Weighted average shares:
Basic and diluted	42,002	41,553	39,492	37,189	14,914

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and marketable investments	$136,674	$135,023	$103,489	$121,148	$210,244
Working capital	108,850	119,218	88,622	108,873	208,850
Total assets	183,149	193,667	189,392	462,546	231,654
Long-term debt, excluding current portion	342	1,328	2,904	544	3,278
Total stockholders’ equity	144,217	157,511	149,645	416,797	218,654

(1)	As described in Note 6 to the consolidated financial statements, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

Overview

     FreeMarkets provides software, services and solutions to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organization. Our customers are buyers of industrial parts, raw materials, commodities and services. As of December 31, 2003, we serve our customers from 17 locations in 13 countries on five continents. Our team members provide services to customers in more than 35 languages through operations centers in Pittsburgh and Singapore.

     Since our inception, FreeMarkets has provided software and services to help companies identify savings, enhance their sourcing efficiency and achieve their strategic sourcing goals by enabling them to source goods and services in our online markets. In providing these services, we work with our customers to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use in our online markets. Our web-based technology enables suppliers from around the world to submit bids for our customers’ purchase orders in real-time interactive competition featuring “downward price” dynamic bidding. While we have provided this technology-enhanced service to buyers since 1995, we began to describe it using the “FullSource” name in 2001. In 2001, we also introduced our QS solution, which enables customers to conduct their own sourcing projects, including running their own online markets. During the second half of 2002 and beginning of 2003, we introduced a number of new product offerings to expand our solutions beyond sourcing to address a broader set of supply management activities. Our development of a broader set of solutions in 2002 and 2003 is part of a strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions. These activities include supply analysis and strategy, spend requirements management, sourcing, supplier development and supplier relationship management. We refer to these activities as Global Supply Management, or GSM.

     Our solutions combine software, services and information to address the GSM market. These solutions are ultimately designed to help companies lower costs and reduce their supply risks.

Recent Events

     In January 2004, we announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of our common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter. Because the merger is subject to factors beyond the parties control, however, we cannot predict whether or when the merger will be completed.

     Also, in January 2004, we acquired the sourcing and services assets of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million in cash.

     Also in January 2004, we executed a restructuring plan resulting in the elimination of 65 positions in our global workforce. Additionally, in February 2004, we evaluated our office space in Pittsburgh, Pennsylvania, and determined that we will cease using one of the floors we currently lease in our global headquarters. In accordance with SFAS No. 146, we will record a restructuring charge of approximately $4.4 million in the first quarter of 2004, covering these severance and lease costs.

Overview of 2003 Financial Results

     Our operating results during 2003 should be considered within the context of the macroeconomic environment and our transition to a provider of multiple software and service solutions. Revenues decreased 19% from 2002 due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to defer their purchasing decisions. In 2003, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in 33% lower revenues from our FullSource offering in 2003. In addition, with the introduction of QS in early

2001 and several other products in late 2002 and early 2003, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and related products. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration to our self-service technologies.

     Total operating expenses declined from 2002 primarily due to reduced depreciation expense, cost cutting measures in discretionary spending such as marketing and advertising, travel and recruiting, as well as a 3% decrease in the average number of employees. We ended the year with 967 employees versus 1,068 at December 31, 2002. Finally, total cash and investments increased by approximately $1.7 million during 2003.

Critical Accounting Policies and Estimates

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets such as property and equipment and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management’s judgments, assumptions and estimates.

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

     The agreements for ES, Spend Visibility and Supplier Implementation provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for certain services. We recognize revenues from these new offerings as we provide access or services.

     The majority of our customer agreements include multiple product and/or service offerings. In determining the appropriate amount of revenue to be recognized for each offering, we evaluate whether these arrangements contain separate units of accounting. This determination is based on whether: the delivered item has value to the customer on a standalone basis (that is, if it is sold separately by any vendor or the customer could resell the deliverable); there is objective and reliable evidence of fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In instances where all of these conditions are satisfied, we recognize revenue for the offerings that have been delivered to the customer based on the relative fair value of the delivered item when compared to the total arrangement considered, subject to certain limitations.

     Reimbursements, including those related to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

Allowance for doubtful accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all customers, we recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if the economic conditions worsen, additional allowances may be required in the future.

Stock compensation

     As discussed in Note 2 to our consolidated financial statements, SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. We have elected to continue to apply the intrinsic value method to account for employee stock options and disclose the pro forma effect as if the fair value method had been applied in the notes to our consolidated financial statements.

Lease abandonment costs

     We initially recorded a restructuring charge in Q2 2001 related to the closing of three offices. In 2003, we re-assessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors we lease through May 2010. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of leasehold improvement and remaining lease liabilities, offset by estimated sublease income, if appropriate. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees. Each quarter, we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary from current estimates.

Determination of FullSource Market Volume and Achievable Savings

     Revenues from our FullSource offering represented 66% and 69% of our revenues and revenues and fees, respectively, in 2003. Therefore, we believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create markets on behalf of our customers as part of our FullSource offering. We measure this market volume by multiplying the lowest bid price per unit in each market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate volume for the estimated term. We do not report QS volume since this is a hosted application that enables customers to create and run their own markets, and as a result, we do not believe that volume from these markets can be adequately validated.

     FullSource market volume does not necessarily correlate with either our revenues or our operating results in any particular period due to the seasonality of our customers’ purchasing needs, the timing of the addition of new customers and the length of our customer contracts. We anticipate that the continued introduction of new products will further reduce the correlation of FullSource volume and revenues in any particular period. FullSource volume has varied in the past, and we expect it to vary in the future. The following table sets forth our FullSource market volume for the periods indicated:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in millions)
FullSource market volume	$18,847	$20,346	$16,669	$9,928	$2,725

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

Treatment of Visteon Fees

     In April 2000, we entered into a five-year agreement with Visteon that provides for fixed monthly fees with variable fee provisions based on performance in return for our FullSource software and services. We exclude from revenues the amounts that we earn under this contract; however, cost of revenues includes the costs we incur in serving Visteon. At the time we executed this service contract, we granted a warrant for 1.75 million shares to Visteon with an exercise price of $.01 per share, and we continue to receive ongoing marketing and public relations benefits as a result of our relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. As a result of a review by the SEC, we exclude from our revenues the fees we earn from this contract, and we allocate those fees as payment for the warrant. However, we view our relationship with Visteon as a customer relationship, and for all business and operational purposes in which revenue is a factor in the decision, including budgets, forecasts, allocation of resources, sales compensation, bonus decisions and other performance indicators, we treat the fees we earn from this contract in the same manner as revenues from other customers. Accordingly, we have referred, where applicable, to “revenues and fees” throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to accurately describe our analysis of our operations.

     Below is a reconciliation of revenues under generally accepted accounting principles with revenues plus the fees we earn under this service contract with Visteon:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Revenues and fees	$151,109	$181,691	$166,592
Less fees characterized as payment for warrant	12,393	11,250	11,250

Revenues	$138,716	$170,441	$155,342

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

Results of Operations

     The following table sets forth our consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Revenues	100%	100%	100%
Operating costs and expenses:
Cost of revenues	50	45	51
Research and development	18	16	13
Sales and marketing	26	27	33
General and administrative	15	14	21
Stock compensation and warrant costs	5	4	5
Investment write-down	—	3	—
Restructuring charges	10	(0)	4
Terminated merger-related costs	—	—	2
Goodwill amortization and impairment	—	—	162

Operating loss	(24)	(9)	(191)
Interest and other income, net	3	2	1

Loss before taxes and change in accounting	(21)	(7)	(190)
Provision for income taxes	1	0	0

Loss before change in accounting	(22)	(7)	(190)
Cumulative effect of accounting change for goodwill	—	(3)	—

Net loss	(22%)	(10%)	(190%)

Years Ended December 31, 2003 and 2002

Revenues

     Revenues decreased 19% from $170.4 million in 2002 to $138.7 million in 2003. As discussed earlier in “Treatment of Visteon Fees”, we exclude from revenues the fees earned from our contract with Visteon, which were $11.3 million and $12.4 million in 2002 and 2003, respectively. Revenues and fees decreased 17% from $181.7 million in 2002 to $151.1 million in 2003. The decrease in revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to defer their purchasing decisions. In 2003, several large customers renewed their FullSource access and service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in 33% lower revenues from our FullSource offering in 2003. As an indicator of our decreased services, our FullSource market volume decreased 7% from $20.3 billion in 2002 to $18.8 billion in 2003. In addition, with the introduction of QS in early 2001 and several other products in late 2002 and early 2003, several FullSource-only customers have expanded their use of our products to include a broader mix of FullSource, QS and related products. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional products and services to existing customers have resulted in lower total revenues due to this migration. We anticipate that our FullSource offering will continue to account for a majority of our revenues in 2004. However, the percentage of total revenues and absolute dollars attributable to FullSource will continue to decrease, but at a lower rate than experienced in 2003. We also expect to see continued growth in sales of our QS and other product offerings to current and new customers.

     The following is a breakdown of revenues by product (in thousands):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	$	% of Total	$	% of Total

FullSource	$92,093	66%	$138,420	81%
All other	46,623	34	32,021	19

Total revenues	$138,716	100%	$170,441	100%

     The following is a breakdown of revenues and fees by product (in thousands):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	$	% of Total	$	% of Total

FullSource	$104,486	69%	$149,670	82%
All other	46,623	31	32,021	18

Total revenues and fees	$151,109	100%	$181,691	100%

     Also included in revenues are reimbursements of $5.1 million in 2002 and $3.7 million in 2003. An equivalent amount of reimbursable expenses is included in cost of revenues.

Operating costs and expenses

     Cost of revenues. Cost of revenues decreased from $76.1 million, or 45% of revenues in 2002 to $69.7 million, or 50% of revenues in 2003. The increase in cost of revenues as a percentage of revenues from 2002 to 2003 is primarily the result of the 19% decrease in revenues, partially offset by a 9% overall decrease in cost of revenues. The decrease in absolute dollar amounts from 2002 to 2003 is primarily attributable to: (1) reduced overhead in the amount of $3.5 million, primarily comprised of reduced depreciation expense in the amount of $4.0 million due to reduced capital expenditures over the past four years. The reduction in capital expenditures in 2002 and 2003 compared to 2000 and 2001 is primarily due to our investment in the growth of our business in 2000 and 2001; (2) cost cutting measures in discretionary spending such as travel costs and reimbursements in the amount of $1.8 million; and (3) reduced compensation and benefits expenses in the amount of $1.4 million, primarily due to a 4% decrease in the average number of account management, global sourcing services and market operations staff resulting from the 2003 restructuring activities described below. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     Research and development. Research and development costs decreased from $27.0 million, or 16% of revenues in 2002, to $24.6 million, or 18% of revenues in 2003. The decrease in absolute dollars and a percentage of revenues is primarily attributable to reduced consulting costs in the amount of $4.0 million in 2003 compared to 2002, associated with the investments in our product development pipeline in 2002, partially offset by an increase in compensation and benefits expense in the amount of $2.1 million, primarily due to a 23% increase in average research and development staff in 2003.

     Sales and marketing. Sales and marketing costs decreased from $45.6 million, or 27% of revenues in 2002, to $35.6 million, or 26% of revenues in 2003. The decrease is primarily attributable to: (1) cost cutting measures in discretionary spending such as marketing and advertising in the amount of $3.4 million and recruiting and relocation costs in the amount of $508,000; (2) reduced overhead in the amount of $2.8 million, primarily comprised of reduced depreciation expense in the amount of $1.5 million; and (3) reduced compensation and benefits expenses in the amount of $2.7 million, primarily due to a 15% decrease in the average number of sales and marketing staff resulting from the 2003 restructuring activities described below.

     General and administrative. General and administrative costs decreased from $23.7 million, or 14% of revenues in 2002, to $21.4 million, or 15% of revenues in 2003. The decrease in absolute dollars is primarily attributable to: (1) reduced operating taxes in the amount of $1.2 million, partially due to reduced revenues in 2003 as compared to 2002; (2) reduced compensation and benefits expense in the amount of $838,000, primarily due to a 9% decrease in the average number of personnel in the areas of human resources, finance and facilities management in 2003 compared to 2002 resulting from the 2003 restructuring activities described below; and (3) reduced overhead in the amount of $625,000, primarily comprised of reduced depreciation expense.

     Stock compensation and warrant costs. We recorded $2.0 million of unearned stock compensation related to employee stock options granted in June and July 1999, which is being amortized over a five-year period ending June 2004. In 2002 and 2003, $150,000 and $80,000, respectively, was amortized related to these grants. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of 2002 and 2003, $19.1 million was amortized related to this warrant, with $11.3 million and $12.4 million reflected as a reduction to our revenues in 2002 and 2003, respectively (reducing the revenues under the Visteon service contract to zero) and $7.8 million and $6.7 million as stock compensation and warrant costs in 2002 and 2003, respectively.

     Investment write-down. In Q1 2002, we recorded a $4.7 million loss on our investment in Adexa based on our review of its financial results and general market conditions. In Q3 2002, we recorded an additional $371,000 loss on our investment in Adexa based on a valuation determined by financing completed by Adexa in July 2002. We concluded after each of these reviews that there was an other-than-temporary decline in the value of our investment in Adexa. As of December 31, 2003, the remaining carrying value of our original $6.0 million investment in Adexa was $889,000.

     Restructuring charges. In 2002, we re-commenced use of office space included in the 2001 restructuring program and revised our estimate for employee severance and termination benefit costs. As a result, we reduced the restructuring reserve by $303,000.

     Throughout 2003, we initiated three restructuring programs. These programs were focused on eliminating certain positions throughout our global workforce, re-assessing our facility needs and consolidating European operations to create a more profitable and efficient business. We expect to generate annual savings of approximately $13.0 million as a result of these programs. The following is a summary of these programs:

     Workforce Reduction Plan. In Q1 2003, in response to the continued economic slowdown, we executed a restructuring plan resulting in the elimination of 79 positions in our global workforce. This represented approximately 7% of total employees. We recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The liability for employee severance and termination benefit costs related to this activity was paid by December 31, 2003.

     Facility Reduction Plan. Also in 2003, we reassessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors we lease through May 2010. We recorded a restructuring charge of $3.0 million and $2.0 million in Q1 2003 and Q4 2003, respectively. We intend to sub-lease these floors and estimated sublease income based on current real estate market conditions. The facility reduction plan includes $2.9 million and $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting excess leased floors in Q1 2003 and Q4 2003, respectively, and $89,000 and $282,000 for the impairment of property and equipment (leasehold improvements) that were no longer in use in Q1 2003 and Q4 2003, respectively. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of December 31, 2003, $674,000 of the $4.3 million accrual for lease costs will be paid in 2004, and is therefore classified as a current liability in our consolidated balance sheet.

     We are continuing to evaluate our office space requirements at our headquarters, and as a result may incur additional lease-related charges in the future.

     European Restructuring Plan. In Q3 2003, in order to better serve our customers and enable us to create a more leveraged, profitable and efficient business across Europe, we initiated a restructuring plan resulting in the elimination of 74 positions in our European business. We recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. While most of the severance costs have been paid in accordance with local employment laws, we expect to pay the remaining severance portion of the restructuring accrual of $93,000 in Q1 2004.

     In Q4 2003, we recorded an additional charge of $4.2 million. This charge includes $847,000 of severance costs, $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting the Brussels facility, $1.2 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use, and $308,000 for restructuring plan implementation costs, primarily comprised of legal and other professional fees. We intend to sub-lease the facility, and we estimated sublease income based on current real estate market conditions. As of December 31, 2003, all employees to be terminated as a result of the restructuring have been notified. We expect to pay the remaining restructuring accrual relating to severance and implementation in the amount of $917,000 over the next few quarters. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term through August 2006. As of December 31, 2003, $1.0 million of the $1.8 million accrual for lease costs will be paid in 2004, and is therefore classified as a current liability in our consolidated balance sheet.

     The following table sets forth an analysis of the restructuring accrual activity for the three years ended December 31, 2003:

	2003 Restructuring Plan			2001 Restructuring Plan

	Workforce	Facility	European
	Reduction	Reduction	Restructuring	Severance and	Facilities
	Plan	Plan	Plan	Benefits	Related	Total

Restructuring charge in 2001:
Severance and benefits	$—	$—	$—	$2,347	$—	$2,347
Accrued lease costs	—	—	—	—	1,719	1,719
Property and equipment impairment	—	—	—	—	2,179	2,179
Implementation costs	—	—	—	—	187	187
Cash paid	—	—	—	(2,164)	(1,226)	(3,390)
Non-cash charges	—	—	—	—	(2,179)	(2,179)

Balance as of December 31, 2001	—	—	—	183	680	863
Cash paid	—	—	—	(31)	(410)	(441)
Restructuring accrual adjustment	—	—	—	(152)	(151)	(303)

Balance as of December 31, 2002	—	—	—	—	119	119
Restructuring charge in 2003:
Severance and benefits	1,754	—	3,979	—	—	5,733
Accrued lease costs	—	4,642	1,842	—	—	6,484

	2003 Restructuring Plan			2001 Restructuring Plan

	Workforce	Facility	European
	Reduction	Reduction	Restructuring	Severance and	Facilities
	Plan	Plan	Plan	Benefits	Related	Total

Property and equipment impairment	—	371	1,190	—	—	1,561
Implementation costs	—	—	383	—	—	383
Cash paid	(1,754)	(324)	(3,442)	—	(119)	(5,639)
Non-cash charges	—	(371)	(1,190)	—	—	(1,561)

Balance as of December 31, 2003	$—	$4,318	$2,762	$—	$—	$7,080

Interest and other income, net

     Interest and other income, net was $3.2 million in 2002 and $3.7 million in 2003. The increase was primarily attributable to cash collections of $850,000 from the settlement of patent infringement lawsuits and an increase in gains from foreign exchange contracts in the amount of $465,000, partially offset by reduced interest income from a lower weighted-average rate of return due to general market conditions. In 2002, we earned $3.1 million at a weighted-average rate of return of 2.6%, compared to $2.2 million at a rate of return of 1.6% in 2003.

Provision for income taxes

     Provision for income taxes was $712,000 in 2002 and $1.2 million in 2003. The increase is primarily attributable to increased foreign income taxes in 2003 compared to 2002.

Cumulative effect of accounting change for goodwill

     In Q1 2002, in connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, we tested goodwill related to Surplus Record for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. We completed our annual test for impairment in Q1 2003 and concluded at that time, that we did not have any impairment of goodwill based on the estimated fair value as determined by discounted cash flows. For further discussion, see Note 6 to the consolidated financial statements.

Years Ended December 31, 2002 and 2001

Revenues

     Revenues increased 10% from $155.3 million in 2001 to $170.4 million in 2002. As discussed earlier in “Treatment of Visteon Fees”, we exclude from revenues the fees earned from our contract with Visteon, which were $11.3 million in each of 2001 and 2002. Revenues and fees increased 9% from $166.6 million in 2001 to $181.7 million in 2002. The increase in revenues and fees is primarily attributable to the introduction of our QS offering in early 2001. The increased revenues were also attributable to an increased use of our FullSource services by existing customers, as well as the addition of new customers for which we conducted online markets. The number of customers served, including all of our products and services, increased 12% from 125 in 2001 to 140 in 2002. As an indicator of our increased services, our FullSource market volume grew 22% from $16.7 billion in 2001 to $20.3 billion in 2002.

     The following is a breakdown of revenues by product (in thousands):

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001

	$	% of Total	$	% of Total

FullSource	$138,420	81%	$143,336	92%
All other	32,021	19	12,006	8

Total revenues	$170,441	100%	$155,342	100%

     The following is a breakdown of revenues and fees by product (in thousands):

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001

	$	% of Total	$	% of Total

FullSource	$149,670	82%	$154,586	93%
All other	32,021	18	12,006	7

Total revenues and fees	$181,691	100%	$166,592	100%

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

Operating costs and expenses

     Cost of revenues. Cost of revenues decreased from $78.6 million in 2001 to $76.1 million in 2002. As a percentage of revenues, cost of revenues decreased from 51% in 2001 to 45% in 2002. The decrease in absolute dollar amounts and as a percentage of revenues from 2001 to 2002 is primarily the result of increased staff productivity as our personnel became more specialized in various sourcing activities, as well as a decrease in incentive compensation in 2002. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our sourcing process, as well as organizing our sourcing staff in such a way to take advantage of our domain expertise in various supply markets. The decrease is also attributable to: (1) cost cutting measures in discretionary spending such as travel costs, reimbursements and recruiting costs in the amount of $4.7 million; (2) reduced provision for bad debts in the amount of $1.6 million, primarily due to improvements in days sales outstanding; and (3) reduction in incentive compensation costs in the amount of $1.0 million. Although our provision for bad debts was lower in 2002, the allowance for doubtful accounts in our consolidated balance sheet increased due to timing of an unusually large write-off against the allowance in 2001. The decrease in cost of revenue is partially offset by an increase in compensation and benefits expenses in the amount of $2.8 million, primarily due to a 6% increase in the average number of account management, global sourcing services and market operations staff. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

     Research and development. Research and development costs increased from $20.1 million, or 13% of revenues in 2001, to $27.0 million, or 16% of revenues in 2002. The increase was primarily related to an increase in compensation and benefits expense in the amount of $2.1 million, primarily due to a 24% increase in average research and development staff in 2002 and increased consulting fees in the amount of $3.4 million to fund ongoing investments in our product development pipeline. These increases are partially offset by a reduction in incentive compensation costs in the amount of $533,000.

     Sales and marketing. Sales and marketing costs decreased from $51.3 million, or 33% of revenues in 2001, to $45.6 million, or 27% of revenues in 2002. The decrease is primarily attributable to cost cutting measures in discretionary spending such as marketing and advertising, recruiting and relocation costs in the amount of $4.0 million. The decrease is also attributable to a decrease in compensation and benefits expense in the amount of $795,000 primarily due to a slight decrease in the average number of sales and marketing staff.

     General and administrative. General and administrative costs decreased from $32.1 million, or 21% of revenues in 2001, to $23.7 million, or 14% of revenues in 2002. The decrease is primarily attributed to an 18% decrease in the average number of personnel in the areas of human resources, finance and facilities management in 2002 compared to 2001. The decrease is also attributable to: (1) reduced tax consulting costs associated with our international expansion in 2000 and 2001 in the amount of $701,000; (2) reduced legal costs incurred in connection with the class action lawsuits filed against the Company in 2001 in the amount of $462,000; (3) cost cutting measures in discretionary spending such as travel, recruiting and relocation costs in the amount of $1.7 million; and (4) reduced incentive compensation costs in the amount of $193,000.

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

     Restructuring charges. In 2001, we recorded a $6.4 million restructuring charge covering the severance and facility closing costs related to our Austin office, as well as severance costs associated with other employees who were terminated. In 2002, we re-commenced use of office space and revised for employee severance and termination benefit costs. As a result of these reviews, we reduced the restructuring reserve by $303,000.

     Terminated merger-related costs. In February 2001, we signed a merger agreement to acquire Adexa. In June 2001, the parties mutually agreed to terminate their proposed merger without payment of any termination fees. We incurred merger-related costs of approximately $3.4 million related to financial advisor and other professional fees, which were all expensed in 2001.

     Goodwill amortization and impairment. In connection with our acquisitions of iMark and Surplus Record in March 2000, we recorded goodwill of $354.3 million, of which $47.8 million was amortized in 2001. In Q2 2001, we re-evaluated our product and technology strategy and determined that we would no longer use the technology platform or the market strategy that we acquired with iMark. As a result of this determination and the closing of our Austin facility, we recorded a $204.3 million impairment charge in Q2 2001. In Q1 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, and no longer record goodwill amortization.

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

Cumulative effect of accounting change for goodwill

     In Q1 2002, in connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, we tested goodwill related to Surplus Record for impairment, and based on estimated future cash flows, recorded an impairment charge of $5.3 million. For further discussion, see Note 6 to the consolidated financial statements.

Liquidity and Capital Resources

	2003	Change	2002	Change	2001

	($ in thousands)
Cash and cash equivalents	$102,935	$8,342	$94,593	$14,111	$80,482
Marketable investments	33,739	(6,691)	40,430	17,423	23,007

Total cash and investments	$136,674	$1,651	$135,023	$31,534	$103,489

Percentage of total assets	75%	5pts	70%	15pts	55%
Working capital	$108,850	$(10,368)	$119,218	$30,596	$88,622
Days sales outstanding (DSO)	60		57		65
Cash flows from operating activities	$(2,256)	$(23,540)	$21,284	$36,033	$(14,749)
Cash flows from investing activities	$1,877	$26,396	$(24,519)	$(48,902)	$24,383
Cash flows from financing activities	$8,721	$(8,625)	$17,346	$(511)	$17,857

     Net cash used in operating activities totaled $14.7 million in 2001 and $2.3 million in 2003, compared to net cash provided by operating activities of $21.3 million in 2002. The use of cash in 2001 related primarily to the operating losses generated by our investment in the growth of our business. Improved cash provided by operating activities in 2002 was due to cash collections on revenues that were 10% higher than 2001 and improved DSO’s in 2002 compared to 2001. Additionally, operating costs decreased in 2002. This was primarily attributable to a reduction in goodwill amortization, as well as cost cutting measures in discretionary spending such as marketing and advertising, travel, recruiting and relocation costs, as well as reduced incentive compensation costs. The use of cash in 2003 related primarily to operating losses resulting from the 19% decrease in revenues from 2002 to 2003. The use of cash in 2003 is also attributable to the increase in DSO’s from 57 days to 60 days in 2002 and 2003, respectively. Net cash from operating activities in 2001, 2002 and 2003 does not reflect $10.3 million, $12.2 million and $12.2 million, respectively, received under our service contract with Visteon.

     Net cash provided by investing activities totaled $24.4 million in 2001 and $1.9 million in 2003, compared to net cash used in investing activities of $24.5 million in 2002. In 2001, 2002 and 2003, we incurred $17.3 million, $6.9 million and $4.7 million, respectively, of capital expenditures primarily related to our continued expansion of information technology hardware, and to a lesser extent certain office space improvements. In June 2001, we also invested $6.0 million in Adexa concurrently with the termination of our merger agreement that had been signed in February 2001. Net cash used in investing activities in 2002 was primarily due to the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. Net cash provided by investing activities in 2003 was primarily due to maturities of marketable investments, partially offset by purchases of marketable investments in the normal course of our treasury management activities. The net cash inflow from this activity was $45.3 million and $6.6 million in 2001 and 2003, respectively, while our net cash outflow from treasury activities in 2002 was $17.6 million. We expect capital expenditures to increase in 2004 primarily due to expenditures for our data center migration project.

     Net cash provided by financing activities totaled $17.9 million in 2001, $17.3 million in 2002 and $8.7 million in 2003. The positive financing cash flows in all years primarily reflect the net proceeds from the issuance of stock (including issuance of stock under the employee stock purchase plan, the exercise of stock options and an equity investment of $3.0 million by Mitsubishi Corporation in 2001). Cash provided by financing activities in 2001, 2002 and 2003 includes $10.3 million, $12.2 million and $12.2 million, respectively, received under our service contract with Visteon. We have determined, based on a review by the SEC in 2001, that we are required to classify these receipts as payment for the warrant that we granted to Visteon in April 2000. Net cash provided by financing activities in 2003 was partially offset by payments to acquire treasury stock in the amount of $6.4 million.

     In November 2000, we entered into a one-year revolving credit facility with a maximum principal amount of $25.0 million. In October 2001, we amended our bank credit facility to consist of a revolving credit facility with a maximum principal amount of $20.0 million and a $4.0 million term loan to be paid in 36 monthly installments, $3.7 million of which was used to retire borrowings under the old revolving credit facility. Borrowings under the revolving credit facility and the term loan bear interest at the lender’s prime rate and prime rate +0.50%, respectively. In October 2002 and December 2002, we entered into a fourth and fifth amendment, respectively, which extended the expiration date of the revolving credit facility through December 2002 and February 2003, respectively. In February 2003, we entered into the sixth amendment, which reduced the availability under the revolving credit facility from $20.0 million to $15.0 million and extended the maturity date through February 2004. In December 2003, we entered into the seventh amendment, which modified the financial covenant on minimum earnings to exclude non-recurring restructuring charges relating to our Facilities Reduction Plan and the European Restructuring Plan for the quarter ended December 31, 2003. In February 2004, we entered into the eighth amendment, which extends the maturity date through the earlier of August 31, 2004 or one business day before the effective date of the anticipated merger with Ariba. As of December 31, 2003, $722,000 was outstanding under the term loan and the interest rate was 4.5%. At December 31, 2003, $13.6 million was available under the revolving credit facility based on eligible accounts receivable.

     Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. As of December 31, 2003, we are in compliance with all covenants.

     We will continue to invest in the growth of our business. In Q1 and Q2 2004, we anticipate negative net cash flows as a result of the $16.3 million cash acquisition of Covisint in January 2004, the timing of our annual incentive-based compensation payments, capital expenditures related to our data center migration project and operating losses in the first half of 2004, with positive net cash flows in the second half of 2004. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of December 31, 2003, our marketable investment allocation represents 25% of total cash and investments, compared to 30% at December 31, 2002. If we are unable to continue to control costs, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

     In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of December 31, 2003, we had purchased and retired 1,298,500 shares or 3% of outstanding common shares as of December 31, 2002 at a weighted average share price of $4.93.

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

     Our contractual obligations and commercial commitments as of December 31, 2003 are as follows (in thousands):

	Payment Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt, including current portion	$1,160	$818	$306	$36	$—
Purchase obligations	707	466	241	—	—
Operating leases	35,682	6,741	16,271	10,445	2,225

Total contractual cash obligations	$37,549	$8,025	$16,818	$10,481	$2,225

	Total	Amount of Commitment Expiration per Period
	Amounts
Other Commercial Commitments	Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Standby letters of credit	$836	$836	—	—	—

     Purchase obligations include purchase orders for goods and services purchased in the normal course of business.

Income Taxes

     The provision for income taxes consisted of foreign taxes of $782,000, $712,000 and $1.2 million in 2001, 2002 and 2003, respectively. There has been no provision for U.S. federal or state income taxes as we have incurred a net taxable loss in each of these periods. We recorded foreign income tax provisions relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on our behalf, as well as income taxes generated in certain foreign jurisdictions.

     As of December 31, 2003, we had net operating loss carryforwards for federal and state income tax purposes of approximately $146.2 million that will expire beginning in years 2010 and 2005, respectively.

     In addition, we had federal tax credit carryforwards of approximately $4.7 million, which expire beginning in 2010.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Earnings per Share

     Under the provisions of SFAS No. 128, “Earnings per Share”, basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are comprised of the weighted average outstanding stock options and warrants during each respective period, as determined by the treasury stock method. In 2001, 2002, and 2003, potentially dilutive common shares of 4.9 million, 3.1 million and 3.1 million, respectively, were excluded from earnings per share because of our net loss position.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. This interpretation applies to all special-purpose entities no later than the end of the first reporting period ending after December 15, 2003 and to all VIE’s no later than the end of the first reporting period ending after March 15, 2004. As of December 31, 2003, we do not have any entities that require disclosure or new consolidation as a result of adopting the provision of FIN 46.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

     The majority of our revenues recognized to date have been denominated in United States dollars and are primarily from customers headquartered in the United States. We have several locations in Europe, Asia, Australia and South America. In the future, a larger portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our international offices in the local currency of those offices for staffing, rent, telecommunications and other services. As a result, our operating results are subject to fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets.

     We believe that a significant risk related to foreign currency is cash flow risk. In 2003, the majority of our foreign currency denominated cash flows relate to funding the operations of our Belgian, United Kingdom and Singapore subsidiaries. While the Singapore dollar relative to the United States dollar did not fluctuate materially during 2003, the Euro and Great British Pound strengthened 21% and 11%, respectively, versus the United States dollar from January 1, 2003 to December 31, 2003. Although we anticipate our foreign currency exposure related to the Euro to be reduced in 2004 compared to 2003 as a result of the European Restructuring Plan, we may experience foreign currency risk that could impact our earnings as our initial 2004 plan did not contemplate such a continued material change in foreign currency rates. We have and will continue to monitor our exposure to currency fluctuations, and when appropriate, we will continue to use financial hedging techniques to minimize the effect of these fluctuations in the future.

     The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2003 (in thousands):

	Number of Contracts	Remaining Maturities	Contract Value (USD)	Unrealized Gain (USD)

European currency units	9	One to four months	$3,225	$233
Singapore dollars	2	One to two months	$813	$11
Australian dollars	2	One to four months	$544	$55
Japanese yen	3	One to two months	$370	$22
Brazilian real	1	Less than four months	$163	$3

     The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates at December 31, 2003. A hypothetical 10% change in applicable December 31, 2003 forward rates would result in a pretax gain or loss of approximately $575,000 related to these open positions. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

Interest Rate Risk

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because most of our investments are in short-term instruments. At December 31, 2003, our cash and marketable investments were $136.7 million and our average rate of return was 1.6%. A 10% hypothetical change in this average rate would increase or decrease our investment income by approximately $200,000. Based on the current market environment, we anticipate our rate of return in 2004 to approximate 1% to 3%.

     Borrowings under our existing revolving credit facility and term loan are also interest rate sensitive, because the applicable rate varies with changes in the prime rate of lending. We had $2.8 million and $1.2 million of debt outstanding at December 31, 2002 and 2003, respectively. Average effective interest rates were 6.6% in 2002 and 5.2% in 2003. A hypothetical change of 10% in our effective interest rate from year end 2003 levels would increase or decrease interest expense by approximately $10,000. We cannot assure you that interest rate fluctuations will not harm our business in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of FreeMarkets, Inc. and Subsidiaries:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of FreeMarkets, Inc. and Subsidiaries (the Company) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 6, 2004

FreeMarkets, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$102,935	$94,593
Short-term marketable investments	8,663	25,323
Accounts receivable, net of allowance for doubtful accounts of $2,120 and $1,915 as of December 31, 2003 and 2002, respectively	25,039	25,673
Other current assets	6,399	8,457

Total current assets	143,036	154,046
Long-term marketable investments	25,076	15,107
Property and equipment, net	10,571	20,159
Goodwill and other assets	4,466	4,355

Total assets	$183,149	$193,667

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,757	$4,063
Accrued incentive compensation	6,915	7,536
Accrued restructuring charges	2,676	119
Other current liabilities	19,020	21,608
Current portion of long-term debt	818	1,502

Total current liabilities	34,186	34,828
Long-term restructuring charges	4,404	—
Long-term debt	342	1,328

Total liabilities	38,932	36,156
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $.01 par value, 5,000 shares authorized; zero shares issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 500,000 shares authorized; 42,337 and 42,376 shares issued and outstanding as of December 31, 2003 and 2002, respectively	423	424
Additional capital	592,343	575,043
Unearned stock-based compensation	(24)	(104)
Stock purchase warrants	76,388	76,388
Accumulated other comprehensive income (loss)	220	(1)
Accumulated deficit	(525,133)	(494,239)

Total stockholder’s equity	144,217	157,511

Total liabilities and stockholder’s equity	$183,149	$193,667

The accompanying notes are an integral part of the consolidated financial statements.

FreeMarkets, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues	$138,716	$170,441	$155,342

Operating costs and expenses:
Cost of revenues	69,651	76,129	78,582
Research and development	24,551	27,019	20,067
Sales and marketing	35,584	45,612	51,304
General and administrative	21,425	23,674	32,086
Stock compensation and warrant costs	6,783	7,998	8,569
Investment write-down	—	5,111	—
Restructuring charges	14,161	(303)	6,432
Terminated merger-related costs	—	—	3,385
Goodwill amortization and impairment	—	—	252,031

Total operating costs and expenses	172,155	185,240	452,456

Operating loss	(33,439)	(14,799)	(297,114)
Interest and other income, net	3,733	3,243	2,665

Loss before taxes and change in accounting	(29,706)	(11,556)	(294,449)
Provision for income taxes	1,188	712	782

Loss before change in accounting	(30,894)	(12,268)	(295,231)
Cumulative effect of accounting change for goodwill	—	(5,327)	—

Net loss	$(30,894)	$(17,595)	$(295,231)

Earnings per share:
Basic and diluted before accounting change	$(0.74)	$(0.30)	$(7.48)

Basic and diluted after accounting change	$(0.74)	$(0.42)	$(7.48)

Weighted average common shares outstanding:
Basic and diluted	42,002	41,553	39,492

The accompanying notes are an integral part of the consolidated financial statements.

FreeMarkets, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

						Accumulated
				Unearned	Stock	Other
	Preferred	Common	Additional	Stock-based	Purchase	Comprehensive	Accumulated	Treasury
	Stock	Stock	Capital	Compensation	Warrants	Income (Loss)	Deficit	Stock	Total
Balance at December 31, 2000	$—	$388	$503,065	$(556)	$95,484	$(171)	$(181,413)	$—	$416,797
Net loss							(295,231)		(295,231)
Translation adjustments	—	—	—	—	—	540	—	—	540
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	182	—	—	182

Total comprehensive loss	—	—	—	—	—	—	—	—	(294,509)
Stock purchase warrants exercised	—	3	19,096	—	(19,096)	—	—	—	3
Options exercised	—	12	2,578	—	—	—	—	—	2,590
Unearned stock-based compensation	—	—	421	302	—	—	—	—	723
Amortization of stock purchase warrants, including $11,250 of customer fees	—	—	19,097	—	—	—	—	—	19,097
Common stock issuance under Employee Stock Purchase Plan	—	2	1,942	—	—	—	—	—	1,944
Common stock issuance to Mitsubishi	—	2	2,998	—	—	—	—	—	3,000

Balance at December 31, 2001	—	407	549,197	(254)	76,388	551	(476,644)	—	149,645
Net loss	—	—	—	—	—		(17,595)	—	(17,595)
Translation adjustments	—	—	—	—	—	(403)	—	—	(403)
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	(149)	—	—	(149)

Total comprehensive loss	—	—	—	—	—	—	—	—	(18,147)
Options exercised	—	13	3,617	—	—	—	—	—	3,630
Unearned stock-based compensation	—	—	—	150	—	—	—	—	150
Amortization of stock purchase warrants, including $11,250 of customer fees	—	—	19,097	—	—	—	—	—	19,097
Common stock issuance under Employee Stock Purchase Plan	—	4	3,132	—	—	—	—	—	3,136

Balance at December 31, 2002	—	424	575,043	(104)	76,388	(1)	$(494,239)	—	157,511
Net loss	—	—	—	—	—		(30,894)	—	(30,894)
Translation adjustments	—	—	—	—	—	350	—	—	350
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	(129)	—	—	(129)

Total comprehensive loss	—	—	—	—	—			—	(30,673)
Options exercised	—	8	2,477	—	—	—	—	—	2,485
Unearned stock-based compensation	—	—	—	80	—	—	—	—	80
Amortization of stock purchase warrants, including $12,393 of customer fees	—	—	19,096	—	—	—	—	—	19,096
Purchase of common stock	—	—	—	—	—	—	—	(6,398)	(6,398)
Retirement of treasury stock	—	(13)	(6,385)					6,398	—
Common stock issuance under Employee Stock Purchase Plan	—	4	2,112	—	—	—	—	—	2,116

Balance at December 31, 2003	$—	$423	$592,343	$(24)	$76,388	$220	$(525,133)	$—	$144,217

The accompanying notes are an integral part of the consolidated financial statements.

FreeMarkets, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(30,894)	$(17,595)	$(295,231)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	12,756	19,394	18,344
Provision for bad debts	1,501	1,555	3,123
Stock compensation and warrant costs	6,783	7,998	8,569
Investment write-down	—	5,111	—
Cumulative effect of accounting change for goodwill	—	5,327	—
Non-cash restructuring costs	1,561	(303)	2,179
Goodwill amortization and impairment	—	—	252,031
Loss on disposal of property and equipment	—	—	1,138
Cash provided by (used in) changes in:
Accounts receivable	(662)	4,180	(6,670)
Other assets	1,903	(3,360)	(165)
Accounts payable	694	(618)	(543)
Other liabilities	4,102	(405)	2,476

Net cash (used in) provided by operating activities	(2,256)	21,284	(14,749)

Cash flows from investing activities:
Purchases of marketable investments	(46,853)	(29,648)	(57,196)
Maturities of marketable investments	53,415	12,075	102,528
Proceeds from disposal of property and equipment	—	—	2,544
Investment in Adexa, Inc.	—	—	(6,000)
Capital expenditures, net	(4,685)	(6,946)	(17,307)
Patent and trademark costs	—	—	(186)

Net cash provided by (used in) investing activities	1,877	(24,519)	24,383

Cash flows from financing activities:
Proceeds from debt	500	—	4,000
Repayment of debt	(2,170)	(1,608)	(3,993)
Proceeds from issuance of common stock, net	2,116	3,136	4,944
Proceeds from customer fees applied to warrant	12,188	12,188	10,313
Payments to acquire treasury stock	(6,398)	—	—
Options and warrants exercised	2,485	3,630	2,593

Net cash provided by financing activities	8,721	17,346	17,857

Net change in cash and cash equivalents	8,342	14,111	27,491
Cash and cash equivalents at beginning of period	94,593	80,482	52,991

Cash and cash equivalents at end of period	$102,935	$94,593	$80,482

Supplemental disclosure:
Cash paid for interest	$112	$235	$347

Cash paid for income taxes	$1,276	$462	$362

Supplemental non-cash disclosures:
Amounts due from customer characterized as payment for warrant	$3,016	$2,813	$3,750

The accompanying notes are an integral part of the consolidated financial statements.

FreeMarkets, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

     FreeMarkets, Inc. and Subsidiaries (“the Company”) provides software, services and solutions to help companies improve their sourcing and supply management processes and enhance the capabilities of their supply management organizations. These solutions are ultimately designed to help companies lower costs and reduce their supply risk. The Company’s customers are buyers of industrial parts, raw materials, commodities and services. As of December 31, 2003, the Company serves its customers from 17 locations in 13 countries on five continents through operations centers in Pittsburgh and Singapore.

Note 2. Summary of Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has three subsidiaries in Europe and seven subsidiaries in Asia and Australia and one in South America. There are also five in North America, three of which are Delaware holding companies. All material intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

     The Company considers all unrestricted, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Allowance for doubtful accounts

     At December 31, 2003 and 2002, the allowance for doubtful accounts was $2.1 million and $1.9 million, respectively. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a customer’s ability to meet its financial obligations, it records a specific allowance against amounts due. For all customers, the Company recognizes allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. If the financial condition of the Company’s customers deteriorates or if the economic conditions worsen, additional allowances may be required in the future.

Marketable investments

     As of December 31, 2003 and 2002, marketable investments consisted of corporate bonds and U.S. government agency notes and bonds. Short-term investments are marketable securities with maturities of greater than three months at the time of purchase and less than one year from the balance sheet date. The Company classifies its investments as available for sale. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are considered to be temporary, recorded as accumulated other comprehensive income or loss until realized. Realized gains and losses are recorded based on the specific identification method.

Foreign currency management

     The Company occasionally uses foreign exchange contracts to reduce its net exposures to foreign currency risks. These risks primarily relate to cash flow risks associated with funding its Belgian, United Kingdom and Singapore subsidiaries. The forward foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars or vice versa, and generally mature in six months or less.

     The following table provides information about the Company’s foreign exchange forward contracts outstanding as of December 31, 2003 (in thousands):

	Number of Contracts	Remaining Maturities	Contract Value (USD)	Unrealized Gain (USD)

European currency units	9	One to four months	$3,225	$233
Singapore dollars	2	One to two months	$813	$11
Australian dollars	2	One to four months	$544	$55
Japanese yen	3	One to two months	$370	$22
Brazilian real	1	Less than four months	$163	$3

     The unrealized gain represents the difference between the contract value and the market value of the contract based on market rates at December 31, 2003. These contracts resulted in gains in the amount of approximately $502,000 in 2003 and immaterial gains in 2002 and 2001.

Property and equipment, net

     Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Goodwill and other assets, net

     The excess of costs over net assets acquired (goodwill) was being amortized on the straight-line method over its estimated useful life, which was three years. Effective January 1, 2002, and in accordance with SFAS No.142, goodwill is no longer amortized. The Company completed its annual test for impairment in Q1 2003 and concluded at that time, that the Company did not have any impairment of goodwill based on the estimated fair value as determined by discounted cash flows. Patents and trademarks are being amortized on the straight-line method over the shorter of their estimated useful lives or seventeen years. Other assets also include an investment in Adexa, Inc. (“Adexa”), which is stated at cost, reduced for other-than-temporary declines in fair value.

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

Legal contingencies

     As discussed in Note 9, the Company is currently involved in various claims and legal proceedings. Periodically, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time.

Concentrations of credit risk

     The majority of cash and cash equivalents is maintained with several major financial institutions in the United States. Deposits with these banks exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and therefore, bear minimal risk.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable investments and trade receivables. Investment policies have been implemented that limit the concentration of investments, as well as affix minimum standards for credit quality. The risk of trade receivables is mitigated by credit evaluations we perform on our customers. However, as of December 31, 2003 and 2002, amounts due from one customer represented 12% and 11%, respectively, of total gross accounts receivable.

Revenue recognition

     The Company recognizes revenue from the fixed monthly fees for its FullSource offering ratably as the access to those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved. The Company recognizes fees for providing access to its QS application ratably as that access is provided. Revenue excludes fees earned under a FullSource service contract with Visteon Corporation (“Visteon”).

     Some customer agreements include multiple product and/or service offerings. In determining the appropriate amount of revenue to be recognized for each offering, the Company evaluates whether these arrangements contain separate units of accounting. This determination is based on whether: the delivered item has value to the customer on a standalone basis (that is, if it is sold separately by any vendor or the customer could resell the deliverable); there is objective and reliable evidence of fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In instances where all of these conditions are satisfied, the Company recognizes revenue for the offerings that have been delivered to the customer based on the relative fair value of the delivered item when compared to the total arrangement considered, subject to certain limitations.

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

Related party

     United Technologies invested $20.0 million in the Company in September 1999. This investment represented greater than 5% of the Company’s outstanding common stock as of December 31, 2001. Revenues from United Technologies were 5% of revenues in 2001. United Technologies no longer holds greater than 5% of the Company’s outstanding common stock.

Cost of revenues

     Cost of revenues consists primarily of the expenses related to staffing and operation of the Company’s global sourcing service organization and market operations centers. Staffing costs include a proportional allocation of overhead costs based on headcount, such as rent and depreciation.

Research and development costs

     Research and development costs are expensed as incurred, and include costs to develop, enhance and manage the Company’s proprietary software technology. The fair value of purchased in-process research and development is estimated by assessing the percentage-of-completion of the research project, costs required to complete the project, and expected future revenues from the related products, and discounting such amounts using an appropriate risk-weighted discount rate. Amounts allocated in an acquisition to in-process research and development are expensed in the period in which the acquisition is consummated.

Advertising costs

     Advertising costs are expensed at the time the advertisement is first aired or the promotion is held, and amounted to $5.7 million in 2003, $9.2 million in 2002 and $10.9 million in 2001.

Start-up costs

     Start-up costs are expensed as incurred, and include costs to establish new locations, operations or subsidiaries.

Stock compensation

     At December 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 12. SFAS No. 123, “Accounting for Stock-Based Compensation”, gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 12. The Company records unearned stock compensation for stock options granted at exercise prices less than fair value. Such unearned stock compensation is amortized on an accelerated basis over the vesting period of each individual award in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Net loss, as reported	$(30,894)	$(17,595)	$(295,231)
Add: Stock-based employee compensation expense included in reported net income	80	150	722
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(38,235)	(53,134)	(89,354)

Pro forma net loss	$(69,049)	$(70,579)	$(383,863)

Earnings per share:
Basic and diluted
As reported	$(0.74)	$(0.42)	$(7.48)

Pro forma	$(1.64)	$(1.70)	$(9.72)

     The weighted average fair value per option grant to employees was $3.82 in 2003, $10.26 in 2002 and $14.71 in 2001. The fair value of each option grant was determined using the minimum value method prior to the Company’s December 1999 initial public offering (“IPO”) and using the Black-Scholes pricing model subsequent to the IPO, with the following assumptions for all grants:

	Year Ended December 31,

	2003	2002	2001

Weighted average risk-free interest rate	3.0% - 4.75%	4.75%	5.5%
Expected life (number of years)	5.9 - 6.5	6.2	5.0
Volatility	100% - 120%	100%	130%

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

International operations

     The local currency is the functional currency for the Company’s operations outside of the United States. Assets and liabilities are translated using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the exchange rate on the date those elements are recognized.

Earnings per share

     Under the provisions of SFAS No. 128, “Earnings per Share”, basic earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.

     In 2003, 2002 and 2001, potentially dilutive common shares of 3.1 million, 3.1 million and 4.9 million, respectively, were excluded because their effect was antidilutive.

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

     The Company serves its customers from locations in the United States and 12 foreign countries. Many of the Company’s customers are multi-national companies. Over 90% of the Company’s revenues in each of 2003, 2002 and 2001 were derived from customers whose headquarters are located in the United States. In addition, over 90% of the Company’s assets are located in the United States.

Lease abandonment costs

     Lease abandonment costs for abandoned facilities are estimated to include the impairment of leasehold improvements and remaining lease liabilities, offset by estimate sublease income if appropriate. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees. Each quarter, the Company reviews these estimates and to the extent that its assumptions change the ultimate restructuring expenses for these abandoned facilities could vary from current estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform with the current presentation.

Recent accounting pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, primarily EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS No. 146 is required for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted this standard effective January 1, 2003 and applied the provisions of this standard to its 2003 restructuring activities.

     In January 2003, the EITF released Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIE”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. This interpretation applies to all special-purpose entities no later than the end of the first reporting period ending after December 15, 2003 and to all VIE’s no later than the end of the first reporting period ending after March 15, 2004. As of December 31, 2003, the Company does not have any entities that require disclosure or new consolidation as a result of adopting the provision of FIN 46.

Note 3. Restructuring Charges, Terminated Merger-Related Costs and Goodwill Impairment

2003 Restructuring Plans

     Throughout 2003, the Company initiated three restructuring programs. These programs were focused on eliminating certain positions throughout its global workforce, re-assessing the Company’s facility needs and consolidating European operations to create a more profitable and efficient business. The following is a summary of these programs:

Workforce Reduction Plan

     In the first quarter of 2003, in response to the continued economic slowdown, the Company executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. This represented approximately 7% of total employees. The Company recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The liability for employee severance and termination benefit costs related to this activity was paid by December 31, 2003.

Facility Reduction Plan

     Also in 2003, the Company re-assessed its global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors it leases through May 2010. The Company recorded a restructuring charge of $3.0 million and $2.0 million in the Q1 2003 and Q4 2003, respectively. The Company intends to sub-lease these floors and estimated sublease income based on current real estate market conditions.

     The facility reduction plan includes $2.9 million and $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting excess leased floors in Q1 2003 and Q4 2003, respectively, and $89,000 and $282,000 for the impairment of property and equipment (leasehold improvements) that were no longer in use in Q1 2003 and Q4 2003, respectively. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of December 31, 2003, $674,000 of the $4.3 million accrual will be paid in 2004 and is therefore classified as a current liability in the Company’s consolidated balance sheet.

     The Company is continuing to evaluate its office space requirements at its headquarters, and as a result, the Company may incur additional lease-related charges in the future.

European Restructuring Plan

     In Q3 2003, in order to better serve the Company’s customers and enable it to create a more leveraged, profitable and efficient business across Europe, the Company initiated a restructuring plan resulting in the elimination of 74 positions in its European business. The Company recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. While most of the severance costs have been paid in accordance with local employment laws, the Company expects to pay the remaining severance portion of the restructuring accrual of $93,000 in Q1 2004.

     In Q4 2003, the Company recorded an additional charge of $4.2 million. This charge includes $847,000 of severance costs, $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting the Brussels facility, $1.2 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use, and $308,000 for restructuring plan implementation costs, primarily comprised of legal and other professional fees. The Company intends to sub-lease the facility, and estimated sublease income based on current real estate market conditions. As of December 31, 2003, all employees to be terminated as a result of the restructuring have been notified. The Company expects to pay the remaining restructuring accrual relating to severance and implementation in the amount of $917,000 over the next few quarters. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term through August 2006. As of December 31, 2003, $1.0 million of the $1.8 million accrual for lease costs will be paid in 2004, and is therefore classified as a current liability in the Company’s consolidated balance sheet.

2001 Restructuring Plan

     In April 2001, the Company closed its Austin, Texas office, formerly the headquarters of its iMark subsidiary, and centralized the Company’s asset recovery operations at its corporate headquarters in Pittsburgh, Pennsylvania. As a result of the closing of the Austin office, the Company recorded a $3.1 million restructuring charge covering the severance costs, lease termination costs and non-cash write-off of assets related to the Austin office. In June 2001, the Company closed two foreign offices and terminated certain employees in those and other offices. As a result, the Company recorded a $3.3 million restructuring charge covering severance and lease termination costs. All amounts under this restructuring plan have been paid.

     The Company recorded initial restructuring charges in Q2 2001 based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time. In 2002, the Company re-commenced use of office space and revised its estimate for employee severance and termination benefit costs. As a result of these reviews, the Company reversed $303,000 of the accrual through results of operation.

     The following table sets forth an analysis of the restructuring accrual activity for the years ended December 31, 2003, 2002 and 2001:

	2003 Restructuring Plan			2001 Restructuring Plan

	Workforce	Facility	European
	Reduction	Reduction	Restructuring	Severance and	Facilities
	Plan	Plan	Plan	Benefits	Related	Total

Restructuring charge in 2001:
Severance and benefits	$—	$—	$—	$2,347	$—	$2,347
Accrued lease costs	—	—	—	—	1,719	1,719
Property and equipment impairment	—	—	—	—	2,179	2,179
Implementation costs	—	—	—	—	187	187
Cash paid	—	—	—	(2,164)	(1,226)	(3,390)
Non-cash charges	—	—	—	—	(2,179)	(2,179)

Balance as of December 31, 2001	—	—	—	183	680	863
Cash paid	—	—	—	(31)	(410)	(441)
Restructuring accrual adjustment	—	—	—	(152)	(151)	(303)

Balance as of December 31, 2002	—	—	—	—	119	119
Restructuring charge in 2003:
Severance and benefits	1,754	—	3,979	—	—	5,733
Accrued lease costs	—	4,642	1,842	—	—	6,484
Property and equipment impairment	—	371	1,190	—	—	1,561
Implementation costs	—	—	383	—	—	383
Cash paid	(1,754)	(324)	(3,442)	—	(119)	(5,639)
Non-cash charges	—	(371)	(1,190)	—	—	(1,561)

Balance as of December 31, 2003	$—	$4,318	$2,762	$—	$—	$7,080

Goodwill Impairment

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

Terminated Merger-Related Costs

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

Note 4. Marketable Investments

     Marketable investments consisted of the following:

	December 31, 2003			December 31, 2002

	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain

	(in thousands)
Corporate notes and bonds	$8,661	$8,663	$2	$22,234	$22,267	$33
US Government Agency notes and bonds	25,159	25,076	(83)	18,148	18,163	15

	$33,820	$33,739	$(81)	$40,382	$40,430	$48

     As of December 31, 2003, the amortized cost and estimated fair values of short-term and long-term marketable investments (excluding cash and cash equivalents) by contractual maturity were as follows (in thousands):

	Amortized

		Fair
	Cost	Value

	(in thousands)
Less than one year	$8,661	$8,663
Mature in 1—2 years	25,159	25,076

	$33,820	$33,739

     Investment income included in interest and other income, net was $2.2 million in 2003, $3.1 million in 2002 and $4.5 million in 2001.

Note 5. Property and Equipment, net

     Property and equipment, net (and their related useful lives) consisted of the following:

	December 31,

	2003	2002

	(in thousands)
Computer and office equipment (2 to 4 years)	$28,161	$28,954
Furniture and fixtures (5 years)	5,111	5,923
Leasehold improvements (1 to 5 years)	13,278	15,522
Software and development costs (3 years)	14,495	13,435

	61,045	63,834
Less accumulated depreciation	50,474	43,675

	$10,571	$20,159

     Depreciation expense was $12.7 million in 2003, $19.4 million in 2002 and $18.3 million in 2001.

     As a result of the 2003 restructuring activities, the Company wrote-off property and equipment with a net book value of $1.6 million associated with the Facilities Reduction Plan and European Restructuring Plan. See Note 3 to the consolidated financial statements.

Note 6. Goodwill and Other Assets, net

     Goodwill and other assets, net consisted of the following:

	December 31,

	2003	2002

	(in thousands)
Goodwill	$2,000	$2,000
Investment in Adexa	889	889
Patent and trademark costs and other assets, net of accumulated amortization of $173 and $129, respectively	1,577	1,466

	$4,466	$4,355

     Amortization expense was $44,000, $44,000 and $47.8 million in 2003, 2002 and 2001 respectively. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer records goodwill amortization. In connection with adopting this standard, a transitional impairment loss of $5.3 million was recognized as the cumulative effect of an accounting change. The Company completed its annual impairment test of goodwill in Q1 2003 and concluded at that time, that it did not have any impairment of goodwill based on estimated fair value of discounted cash flows. Estimated amortization expense for each of the successive five years ended through 2008 is $44,000.

     The following unaudited pro forma financial information presents our results of operations and earnings per share (“EPS”) as if goodwill had not been amortized or impaired in 2001:

	Year Ended December 31,

	2003		2002		2001

	$	EPS	$	EPS	$	EPS

	(in thousands, except per share amounts)
Reported loss before change in Accounting	$(30,894)	$(0.74)	$(12,268)	$(0.30)	$(295,231)	$(7.48)
Add back: Goodwill amortization	—	—	—	—	47,770	1.21
Add back: Goodwill impairment	—	—	—	—	204,261	5.18

Adjusted loss before change in accounting	$(30,894)	$(0.74)	$(12,268)	$(0.30)	$(43,200)	$(1.09)

Reported net loss	$(30,894)	$(0.74)	$(17,595)	$(0.42)	$(295,231)	$(7.48)
Add back: Goodwill amortization	—	—	—	—	47,770	1.21
Add back: Goodwill impairment	—	—	—	—	204,261	5.18

Adjusted net loss	$(30,894)	$(0.74)	$(17,595)	$(0.42)	$(43,200)	$(1.09)

     Concurrently with the termination of its proposed merger, the Company made a $6.0 million investment in Adexa in June 2001. This investment represented approximately 3% of the outstanding shares of Adexa. In the first quarter of 2002, the Company recorded a $4.7 million loss on its investment in Adexa based on a review of Adexa’s financial results and general market conditions. Also, in the third quarter of 2002, the Company recorded a $371,000 loss on its investment in Adexa based on a valuation determined by financing completed by Adexa in July 2002. The Company concluded after each of these reviews that there was an other-than-temporary decline in the value of its investment in Adexa.

Note 7. Other Current Liabilities

     Other current liabilities consisted of the following:

	December 31,

	2003	2002

	(in thousands)
Deferred revenue	$6,505	$6,027
Accrued payroll, operating and other taxes	6,661	6,780
Other	5,854	8,801

	$19,020	$21,608

Note 8. Debt

     Debt consisted of the following:

	December 31,

	2003	2002

	(in thousands)
(A) Term loan	$722	$2,556
(A) Revolver	—	—
(B) MELF	438	—
Other	—	274

	1,160	2,830
Less current portion	818	1,502

	$342	$1,328

(A)	In October 2001, the Company entered into a third amendment to its bank credit facility agreement, consisting of a one-year Revolving Credit Facility with a maximum principal amount of $20.0 million and a $4.0 million Term Loan to be paid in 36 monthly installments. Proceeds from the Term Loan were used to retire the $3.7 million outstanding under the old Revolving Credit Facility. In October 2002 and December 2002, the Company entered into a fourth and fifth amendment, respectively, which extended the maturity date of the Revolving Credit Facility through December 2002 and February 2003, respectively. The Company entered into the sixth amendment to the Revolving Credit facility in February 2003, which reduced the availability under the revolving credit facility from $20.0 million to $15.0 million and extended the maturity date through February 2004. In December 2003, the Company entered into the seventh amendment, which modified the financial covenant on minimum earnings to exclude non-recurring restructuring charges relating to its facilities reduction plan and the European Restructuring Plan for the quarter ended December 31, 2003. Funds borrowed under the line of credit may be used for working capital requirements and general corporate purposes. At December 31, 2003, $11.3 million was available under the Revolving Credit Facility based on eligible accounts receivable, which is reduced by $771,000 in outstanding letters of credit. The Revolving Credit Facility bears interest at the lender’s prime rate, which was 4.0% at December 31, 2003. The Term Loan bears interest at the lender’s prime rate +0.50%.

(B)	In March 2003, the Company entered into a loan agreement (“MELF”) with the Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development. Proceeds from the loan agreement in the amount of $500,000 were for the purchase of computer equipment. Repayments under the MELF are made monthly through April 2008 at an interest rate of 3.0%.

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

     Interest expense was $102,000 in 2003, $228,000 in 2002 and $300,000 in 2001. The weighted average interest rate was 5.2% in 2003, 6.6% in 2002 and 6.9% in 2001.

     Scheduled maturities of debt for each of the years ending December 31 are as follows (in thousands):

2004	$818
2005	99
2006	102
2007	105
2008	36

$1,160

Note 9. Commitments and Contingencies

     The Company leases office space and equipment under operating leases expiring through 2010. In October 1998, the Company entered into an Office Lease Agreement (the “Lease”), as amended in March and June 1999 and March 2000, that significantly expanded the Company’s office space within the City of Pittsburgh, Pennsylvania. The Lease, which currently provides for 182,000 square feet and the option for additional expansion within the same building, expires in May 2010.

     Operating lease rental expense amounted to $7.0 million in 2003, $7.3 million in 2002 and $7.5 million in 2001. The following is a schedule of future minimum lease payments under all operating leases through December 31 of each of the following years (in thousands):

2004	$6,741
2005	6,164
2006	5,083
2007	5,024
2008	5,152
Thereafter	7,518

$35,682

     Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company’s announcement on April 23, 2001 that, as a result of discussions with the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. The plaintiffs have filed a motion for class certification which is still pending before the Court. Discovery is in the early stages. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder’s derivative action, nominally on behalf of FreeMarkets, against all of the Company’s directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions. The Company believes that the plaintiffs’ allegations are without merit and it intends to defend these claims vigorously.

     Since July 31, 2001, several securities fraud class action complaints have been filed in the United States District Court for the Southern District of New York alleging violations of the securities laws in connection with the Company’s December 1999 initial public offering (“IPO”). In four of the complaints, the Company and certain of its officers are named as defendants, together with the underwriters that are the subject of the plaintiffs’ allegations. Each of these cases has been consolidated for pretrial purposes into an earlier lawsuit against the underwriters of the Company’s IPO. In addition, the cases have been consolidated for pretrial purposes with approximately 1,000 other lawsuits filed against other issuers, their officers, and underwriters of their initial public offerings. On April 19, 2002, a consolidated amended class action complaint (the “Consolidated Complaint”) was filed. The Consolidated Complaint alleges claims against the Company and seven of its officers and/or directors, as well as seven investment banking firms who either served as underwriters or are successors in interest to underwriters of the Company’s IPO. The Consolidated Complaint alleges that the prospectus used in the Company’s IPO contained material misstatements or omissions regarding the underwriters’ allocation practices and compensation in connection with the IPO and also alleges that the underwriters manipulated the aftermarket for the Company’s stock. Damages in an unspecified amount are sought, together with interest, costs and attorney’s fees. The defendants filed a motion to dismiss the Consolidated Complaint. On February 19, 2003, the court denied the Company’s motion to dismiss. On June 25, 2003, a Special Committee of the Board of Directors of the company approved a proposed settlement of the litigation under terms set forth in a memorandum of understanding, and authorized the Company to enter into a definitive settlement agreement to be prepared in accordance with the memorandum of understanding. The anticipated settlement will be subject to court approval following notice to class members and a fairness hearing. Based on the memorandum of understanding, the Company believes that the anticipated settlement will have no material effect on the Company.

     The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial position.

Note 10. Income Taxes

     The provision for income taxes consisted of the following:

	December 31,

	2003	2002	2001

	(in thousands)
Foreign	$1,188	$712	$782

     There has been no provision for U.S. federal or state income taxes as the Company has incurred a net taxable loss in each of these periods. The Company recorded foreign income tax provisions relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company’s behalf, as well as income taxes generated in certain foreign jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2003	2002

	(in thousands)
Net operating losses	$58,475	$58,125
Capitalized research and experimentation costs	8,334	9,608
Accrued expenses	2,535	2,810
Accrued restructuring charges	2,832	—
Goodwill	4,490	4,963
Research and experimentation credit carryforwards	4,692	3,546
Depreciation	5,655	4,655
Capital loss carryforward	2,160	2,044
Deferred stock-based expense	631	600
Other	3,414	1,948

Net deferred tax assets	93,218	88,299
Less valuation allowance	(93,218)	(88,299)

	$—	$—

     The realization of deferred tax assets is dependent upon future earnings, if any, while the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $4.9 million during 2003.

     As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $146.2 million, which will expire beginning in years 2010 and 2005, respectively. Included in the deferred tax asset related to net operating loss carryforwards is a tax benefit attributable to employee stock options of approximately $21.1 million at December 31, 2003, which, when realized, will be a credit to additional capital. In addition, the Company had federal tax credit carryforwards of approximately $4.7 million, which expire beginning 2010.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations imposed by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Note 11. Stockholders’ Equity

     The following is a summary of share activity for all classes of stock:

	Common	Stock Purchase
	Stock	Warrants

Outstanding at December 31, 2000	38,788	1,750
Shares issued to Mitsubishi	194	—
Shares issued for Employee Stock Purchase Plan	227	—
Stock purchase warrants exercised by Visteon	350	(350)
Options exercised by employees	1,172	—

Outstanding at December 31, 2001	40,731	1,400
Shares issued for Employee Stock Purchase Plan	337	—
Options exercised by employees	1,308	—

Outstanding at December 31, 2002	42,376	1,400
Shares purchased and retired	(1,299)	—
Shares issued for Employee Stock Purchase Plan	390	—
Options exercised by employees	870	—

Outstanding at December 31, 2003	42,337	1,400

Preferred Stock

     The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5.0 million shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series.

     In March 2003, the Board of Directors declared a dividend of one right (collectively, “Rights”) to purchase one one-hundredth of a share of a newly created class of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”), payable to stockholders of record at the close of business on March 11, 2003. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the Company’s outstanding common stock, or, if earlier, 10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group begins a tender or exchange offer which, if consummated, would result in that person or group becoming an Acquiring Person. Each Right entitles the holder, upon certain specified events, to purchase, at an exercise price of $42.00 per Right (subject to adjustment), shares of common stock of the Company or an Acquiring Person having a value equal to two times the exercise price of the Right.

Common Stock

     In December 2001, the Company sold 194,000 shares of common stock to Mitsubishi Corporation at a price of $15.46 per share (based on the average of the closing prices of our common stock over the 20 trading days prior to the sale) for a total purchase price of $3.0 million.

     In January 2003, the Board of Directors of the Company authorized the repurchase of up to an aggregate of 15% of the Company’s outstanding common stock from time to time on the open market or in one or more negotiated transactions. In 2003, the Company purchased and retired 1,298,500 shares at a weighted average share price of $4.93.

Stock Purchase Warrants

     In April 2000, the Company entered into a five-year service contract with Visteon. Under the terms of the contract, Visteon pays the Company a fixed monthly fee for access to the Company’s sourcing technology and services, and may pay the Company variable fees if specified volume thresholds are exceeded. At the time the Company entered into the service contract, the Company granted a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1.75 million shares of the Company’s common stock. The Company receives ongoing marketing and public relations benefits as a result of its relationship with Visteon. The warrant was valued at $95.5 million using the Black-Scholes pricing model. This value is being amortized on a straight-line basis over the five-year term of the contract, of which $19.1 million was amortized in each of 2003, 2002 and 2001. This amortization has been reclassified as a reduction to revenues to the extent of the $12.4 million, $11.3 million and $11.3 million in fees earned from Visteon in 2003, 2002 and 2001, respectively, and the remaining $6.7 million, $7.8 million and $7.8 million as stock compensation and warrant costs in 2003, 2002 and 2001, respectively. Visteon exercised 350,000 warrants in July 2001, resulting in total proceeds of $3,000 and a $19.1 million transfer from stock purchase warrants to additional capital.

Accumulated Other Comprehensive (Loss)

     The following is a summary of the components of accumulated other comprehensive income (loss), net of income taxes:

	December 31,

	2003	2002	2001

	(in thousands)
Foreign currency translation adjustments	$301	$(49)	$354
Unrealized (loss) gain on marketable investments	(81)	48	197

	$220	$(1)	$551

Note 12. Employee Benefit Plans

401(k) Savings Plan

     The Company maintains a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, eligible employees may contribute a certain percentage of their pre-tax earnings up to the annual limit set by the Internal Revenue Service. The Company is not required to contribute to the Savings Plan, and prior to 2002 had made no contributions since its inception. In each of 2003 and 2002, the Company expensed approximately $500,000 as a discretionary contribution to the Plan. The Company’s contributions to the Savings Plan vest 100% upon completion of one year of service. The current investment options under the Savings Plan do not include the Company’s common stock.

Employee Stock Purchase Plan

     The Company maintains an employee stock purchase plan (“ESPP”), under which 500,000 shares were initially reserved for issuance. The number of shares reserved under the ESPP automatically increases on January 1 each year by the number of shares purchased under the ESPP the preceding year, provided that the aggregate number of shares reserved under the ESPP does not exceed 2,000,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. Under the ESPP, eligible employees may purchase common stock each year in an amount not to exceed 20% of the employee’s annual cash compensation. The purchase price per share is 85% of the lowest fair value at certain dates defined in the ESPP. The Company issued approximately 390,000, 337,000 and 227,000 shares of common stock in 2003, 2002 and 2001, respectively, under the ESPP.

Stock Option Plans

     Prior to March 1998, the Company maintained a stock incentive plan (the “1996 Option Plan”), which provided for the issuance of stock options and stock appreciation rights to employees. Under the 1996 Option Plan, options were granted at prices determined by the Board of Directors. The options granted are exercisable in accordance with a vesting schedule, not to exceed 10 years. No further stock options may be granted under the 1996 Option Plan.

     In March 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Option Plan”). All available options in the 1996 Option Plan were transferred into the 1998 Option Plan. All options outstanding under the 1996 Option Plan as of the termination date continue in effect under their original terms. The 1998 Option Plan provides for the issuance of stock options to employees, directors, consultants and advisors, which are granted at prices determined by the Board of Directors. The options granted are exercisable in accordance with a vesting schedule, not to exceed 10 years. Options held by certain executives immediately vested 30% in connection with the IPO.

     In June 1999, the Company adopted an Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan amended the 1998 Option Plan to increase the amount of shares reserved for the future issuance of stock options and added certain change-of-control provisions, as well as made other minor modifications. In January 2001, the Company’s Board of Directors amended and restated the Stock Incentive Plan to eliminate certain change-of-control provisions. The amendment did not affect options previously granted under the plan.

     In May 2001, the Board adopted the 2001 Broad Based Equity Incentive Plan (the “2001 Option Plan”). The 2001 Option Plan provides for the issuance of stock options to employees who are not directors or officers of the Company.

     As of December 31, 2003, a total of 21.6 million stock options were authorized under all of the Company’s stock option plans, of which 13.1 million were outstanding and 2.6 million remained available for future grants.

     The following is a summary of stock option activity:

	Number	Weighted Average
	of Options	Exercise Price

Outstanding at December 31, 2000	10,605	17.36
Granted	5,262	16.87
Forfeited	(2,271)	34.99
Exercised	(1,169)	2.21

Outstanding at December 31, 2001	12,427	14.90
Granted	1,250	12.59
Forfeited	(1,427)	17.97
Exercised	(1,308)	2.79

Outstanding at December 31, 2002	10,942	15.67
Granted	5,046	4.37
Forfeited	(1,971)	13.19
Exercised	(870)	2.81

Outstanding at December 31, 2003	13,147	12.55

Shares exercisable as of December 31, 2003	6,615	15.04

     The following is a summary of the options outstanding as of December 31, 2003 (in thousands):

	Range 1	Range 2	Range 3	Range 4	Range 5	Range 6	Total

Range of exercise Prices	$0.54-$2.50	$4.03	$4.04-$12.50	$12.80-$14.80	$14.85-$19.75	$19.88-$234.25	$0.54-$234.25
Weighted average exercise price	1.15	4.03	8.06	14.09	18.88	47.47	12.55
Weighted average remaining contractual life (in years)	4.5	9.1	7.8	6.1	6.9	6.6	7.1
Exercisable	1,237	498	714	1,670	1,858	638	6,615
Outstanding	1,568	3,493	2,040	2,773	2,156	1,117	13,147

     All options were granted at exercise prices determined by the Board of Directors. In 1999, the Company recorded $2.0 million of unearned stock compensation related to employee stock option grants with exercise prices lower than the deemed fair value of the underlying shares at the time of grant, of which $80,000, $150,000 and $253,000 was amortized in 2003, 2002 and 2001, respectively.

     In July 2001, the Company offered option holders who were current employees (excluding the Board of Directors, executive officers and employees located outside of the United States) the opportunity to exchange outstanding options with an exercise price of $20.00 per share or more for new options. The number of shares subject to new options would be determined by application of an exchange ratio based upon the exercise price of the options. The offer expired on August 3, 2001. The exchange resulted in the voluntary cancellation of employee stock options to purchase 181,000 shares of common stock in exchange for the granting of 37,000 employee stock options in February 2002 with an exercise price of $21.62, which was the fair market value of the Company’s common stock on the grant date. There was no compensation expense recorded as a result of this exchange.

Note 13. Stock Compensation and Warrant Costs

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

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Research and development	$50	$95	$158
Sales and marketing	6,733	7,903	8,411

	$6,783	$7,998	$8,569

Note 14. Selected Quarterly Financial Data (unaudited)

     The Company’s quarterly results for 2003 and 2002 are as follows:

	First	Second	Third	Fourth
2003:	Quarter	Quarter	Quarter	Quarter	Total

	(in thousands, except per share amounts)
Revenues	$34,520	$34,633	$36,022	$33,541	$138,716
Net loss	(11,799)	(5,963)	(4,554)	(8,578)	(30,894)
Earnings per share:
Basic and diluted	(0.28)	(0.14)	(0.11)	(0.20)	(0.74)

	First	Second	Third	Fourth
2002:	Quarter	Quarter	Quarter	Quarter	Total

	(in thousands, except per share amounts)
Revenues	$43,173	$44,604	$40,388	$42,276	$170,441
Net loss before change in accounting	(6,191)	(87)	(3,024)	(2,966)	(12,268)
Net loss after change in accounting	(11,518)	(87)	(3,024)	(2,966)	(17,595)
Earnings per share:
Basic and diluted before change in accounting	(0.15)	(0.00)	(0.07)	(0.07)	(0.30)
Basic and diluted after change in accounting	(0.28)	(0.00)	(0.07)	(0.07)	(0.42)

Note 15. Subsequent Events

     In January 2004, the Company announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of the Company’s common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter.

     Also, in January 2004, the Company acquired the sourcing and services assets of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million in cash.

     Also in January 2004, the Company executed a restructuring plan resulting in the elimination of 65 positions in its global workforce. Additionally, in February 2004, the Company evaluated its office space in Pittsburgh, Pennsylvania, and determined that it will cease using one of the floors it currently leases in its global headquarters. In accordance with SFAS No. 146, the Company will record a restructuring charge of approximately $4.4 million in the first quarter of 2004, covering these severance and lease costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption “Election of Directors” and the subcaption “Section 16 Reporting Compliance” in the Proxy Statement and set forth herein in Item 1, “Business—Executive Officers” is incorporated herein by reference in response to this Item 10.

Item 11. Executive Compensation

     The information set forth under the captions “Executive Compensation and Related Information” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 regarding compensation plans and arrangements under which equity securities of FreeMarkets are authorized for issuance. Certain of our equity compensation plans provide for the issuance of restricted stock. Footnote (7) to the table sets forth information with respect to such restricted stock. The table does not include information with respect to outstanding options that were assumed by us in connection with our acquisition of iMark in March 2000. Footnote (8) to the table sets forth information with respect to such assumed options.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

	(in thousands)
Equity compensation plans approved by security holders (1)	10,853 (4)	12.97	2,359 (5)
Equity compensation plans not approved by security holders (2)	2,294	10.59	195 (6)
Individual compensation arrangement not approved by security holders (3)	1,400	0.01	—

Total	14,547	11.35	2,554

(1)	Consists of the 1996 Stock Incentive Plan, the Second Amended and Restated Incentive Plan and the Amended and Restated Employee Stock Purchase Plan.

(2)	Consists of the 2001 Broad Based Plan.

(3)	Consists of warrant issued to Visteon Corporation.

(4)	Excludes purchase rights under the Amended and Restated Employee Stock Purchase Plan.

(5)	The number of shares of common stock that may be subject to grants under the Second Amended and Restated Incentive Plan is automatically increased on the first day of each fiscal year ending on or before December 31, 2008 by a number equal to the lesser of (i) 1,500,000 shares, (ii) 3% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board.

(6)	The maximum number of shares of common stock that may be subject to grants under the 2001 Broad Based Plan is automatically increased on the first day of each fiscal year ending on or before December 31, 2010 by a number equal to the lesser of (i) 250,000 shares, (ii) 1% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board.

(7)	Under the Second Amended and Restated Incentive Plan and the 2001 Broad Based Plan, the Company may grant shares of stock which are subject to forfeiture risks and restrictions on transferability (“restricted stock”). The restrictions on the restricted stock lapse, and the shares vest, in accordance with the schedule set forth in the individual holder’s restricted stock agreement. During the period in which shares are subject to restriction, the holder may not sell or otherwise dispose of the restricted stock. In the event that the holder’s employment is terminated prior to the lapse of restrictions, the shares subject to restriction are forfeited in exchange for the purchase price paid, if any, for such shares. The restrictions of shares of restricted stock will lapse in the event of a change of control of FreeMarkets in which the acquiring corporation does not assume or replace the shares of restricted stock. As of December 31, 2002, no shares of restricted stock had been granted under the Amended and Restated Incentive Plan or the 2001 Broad Based Equity Incentive Plan.

(8)	As of December 31, 2003, there were 93 shares issuable upon exercise of options assumed by us in connection with our acquisition of iMark in March 2000. The weighted average exercise price of those options is $53.49 per share. No additional options may be granted under the iMark option plan.

2001 Broad Based Plan

     The 2001 Broad Based Plan was adopted by the Board of Directors on May 16, 2001. The 2001 Broad Based Plan has not been approved by our stockholders. Options to purchase shares of our common stock and shares of restricted stock may be awarded under the 2001 Broad Based Plan to employees of FreeMarkets and its subsidiaries other than employees who are directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended). The maximum number of shares of common stock that may be subject to grants under the 2001 Broad Based Plan is 2,000,000, plus an automatic annual increase beginning on or after January 1, 2002 and ending on or before December 31, 2010 as described in footnote (6) above. Options are granted at an exercise price and subject to such vesting schedule and other terms as may be determined by the Board or the committee of the Board administering the plan. All options are non- qualified stock options under federal tax laws. The vesting of options will accelerate in the event of a change-of-control of FreeMarkets in which the acquiring corporation does not assume or replace the options. See footnote (7) for a description of restricted stock that may be issued under the 2001 Broad Based Plan.

Warrant Issued to Visteon Corporation

     In April 2000, the Company issued a warrant to Visteon, with an exercise price of $.01 per share, to purchase 1,750,000 shares of the Company’s common stock. The warrant was issued to Visteon concurrently with the execution of a five-year access and services agreement that provides for fixed monthly fees in return for FullSource software and services. The Company granted the warrant in consideration of the marketing and public relations benefits that it would receive as a result of its ability to publicize its relationship with Visteon. The shares subject to the warrant are exercisable by Visteon, in whole or in part, at any time and from time to time during the period beginning on May 1, 2008 and ending on May 1, 2009, subject to the right of Visteon to exercise the warrant in annual increments during the five-year term of the access and services agreement, if certain revenue and market volume targets significantly beyond the amounts committed in the access and services agreement are met. Visteon purchased 350,000 shares of Common Stock upon partial exercise of the warrant in July 2001. Immediately prior to the closing of the proposed merger with Auba, all outstanding warrants will be deemed exercised.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services

     The information set forth under the caption “Proposal No. 2 – Ratification of Independent Accountant” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

1.	Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K:

2.	Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

     Schedule II—Valuation and Qualifying Accounts

3.	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Number	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated May 12, 2000. (1)

3.2	Registrant’s Amended and Restated Bylaws. (2)

10.1‡	Service and Market Access Agreement made as of October 19, 2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation. (3)

10.2(a)	Lease Agreement between the registrant and One Oliver Associates Limited Partnership dated October 21, 1998. (4)

10.2(b)	First Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated March 30, 1999. (4)

10.2(c)	Second Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated June 1999. (5)

10.2(d)	Third Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated March 2000. (13)

10.3(a)	Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, as amended by the First Amendment dated as of December 2, 2000, the Second Amendment dated as of February 7, 2001 and the Third Amendment dated as of October 31, 2001. (6)

10.3(b)	Fourth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of October 10, 2002. (13)

10.3(c)	Fifth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley

Exhibit
Number	Description

Bank, as syndication agent, dated as of December 26, 2002. (13)

10.3(d)	Sixth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of February 28, 2003.

10.3(e)	Seventh Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of December 18, 2003.

10.4	Registrant’s 1996 Stock Incentive Plan. (4)

10.5	Registrant’s Second Amended and Restated Stock Incentive Plan. (7)

10.6	Registrant’s Amended and Restated Employee Stock Purchase Plan. (8)

10.7	Form of Indemnification Agreement between the registrant and each of its directors and officers. (9)

10.8	Restricted Stock Purchase Agreement between Thomas J. Meredith and the registrant dated as of November 23, 1999. (10)

10.9‡	Long Term Access and Services Agreement dated as of April 17, 2000 by and between the registrant and Visteon Corporation. (11)

10.10‡	Common Stock Purchase Warrant of the registrant issued to Visteon Corporation dated April 17, 2000. (11)

10.11(a)	1998 Stock Option Grant Certificate (Raymond L. Lane). (12)

10.11(b)	1998 Stock Option Grant Certificate (Thomas J. Meredith). (12)

10.12	2001 Broad Based Equity Incentive Plan.

10.13	2002 Bonus Plan.

21.1	Subsidiaries of the registrant. (8)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

‡	Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(1)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-8, as filed with the SEC on May 26, 2000.

(2)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-8, as filed with the SEC on July 10, 2001.

(3)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2000, as filed with the SEC on February 23, 2001.

(4)	Incorporated by reference to exhibit filed with the Registration Statement as filed with the SEC on September 8, 1999.

(5)	Incorporated by reference to exhibit filed with Amendment No. 2 to the Registration Statement, as filed with the SEC on November 1, 1999.

(6)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 12, 2002.

(7)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-4, as filed with the SEC on February 23, 2001.

(8)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 16, 2000.

(9)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registration Statement, as filed with the SEC on November 18, 1999.

(10)	Incorporated by reference to exhibit filed with Amendment No. 6 to the Registration Statement, as filed with the SEC on November 23, 1999.

(11)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC in August 2, 2000.

(12)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-4/A, as filed with the SEC on May 10, 2001.

(13)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 14, 2003.

(b) Reports on Form 8-K

     Form 8-K furnished on October 27, 2003 under Item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to the Company’s performance in the third quarter of 2003).

* * * * * *

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEMARKETS, INC.

Dated: March 1, 2004
	By:	/s/ SEAN M. ROLLMAN

Sean M. Rollman
Vice President, Controller, Treasurer and acting Chief Financial Officer

     Each person whose signature appears below hereby appoints David H. McCormick and Sean M. Rollman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ GLEN T. MEAKEM Glen T. Meakem	Chairman of the Board and Director	March 1, 2004

/s/ DAVID H. MCCORMICK David H. McCormick	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2004

/s/ SEAN M. ROLLMAN Sean M. Rollman	Vice President, Controller, Treasurer and acting Chief Financial Officer	March 1, 2004

/s/ DR. JARED L. COHON Dr. Jared L. Cohon	Director	March 1, 2004

/s/ THOMAS J. GILL Thomas J. Gill	Director	March 1, 2004

/s/ RAYMOND J. LANE Raymond J. Lane	Director	March 1, 2004

/s/ THOMAS J. MEREDITH Thomas J. Meredith	Director	March 1, 2004

/s/ KARL E. NEWKIRK Karl E. Newkirk	Director	March 1, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.3(d)	Sixth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of February 28, 2003.

10.3(e)	Seventh Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of December 18, 2003.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of FreeMarkets, Inc. and Subsidiaries:

     Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 6, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at		Charged to		Balance at
	Beginning of	Charged to	Other		End of
	Period	Expense	Accounts(1)	Deductions	Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$1,915,000	$1,501,000	$—	$(1,296,000)	$2,120,000
Year ended December 31, 2002	1,015,000	1,555,000	—	(655,000)	1,915,000
Year ended December 31, 2001	903,000	3,123,000	—	(3,011,000)	1,015,000
Allowance for deferred tax assets:
Year ended December 31, 2003	88,299,000	3,825,000	1,094,000	—	93,218,000
Year ended December 31, 2002	76,490,000	10,173,000	1,636,000	—	88,299,000
Year ended December 31, 2001	38,271,000	36,459,000	1,760,000	—	76,490,000

(1)	Represents the valuation allowance related to the exercise of non-qualified stock options which is recorded in stockholder’s equity.