Form 10-K/A
period 2003-12-31
FREEMARKETS INC
filed 2004-04-29
CIK 949968

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)
☑	FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27913

FreeMarkets, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3265483
(State or Other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

FreeMarkets Center 210 Sixth Avenue Pittsburgh, PA (Address of principal executive offices)	15222 (Zip Code)

Registrant’s telephone number, including area code:

(412) 434-0500

Registrant’s URL: http://www.freemarkets.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003	$292,115,297
Number of shares of the registrant’s common stock outstanding as of February 1, 2004	42,583,297

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

None	1A

FREEMARKETS, INC.

FORM 10-K/A

i

Explanatory Note

      On March 1, 2004, FreeMarkets filed its Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) with the Securities and Exchange Commission. In that filing, the information required by Part III was incorporated by reference to FreeMarkets’ 2004 Proxy Statement. In light of the proposed merger of FreeMarkets with Ariba, Inc. (see “Recent Developments” below), FreeMarkets expects to delay its annual meeting to elect directors until after the special meeting of FreeMarkets’ stockholders to consider the proposed merger. In the event the proposed merger is consummated, FreeMarkets will not hold its annual meeting and will not file a proxy statement for such meeting. As a result, FreeMarkets is filing this Amended 2003 10-K (“10-K/A”) to include herein the information required by Part III. This amendment does not reflect events occurring after the original filing of our 2003 10-K or modify or update those disclosures, except to reflect certain revisions and clarifications in Items 1, 6, 7 and 8 of this 10-K/A.

Recent Developments

      In connection with the proposed merger between FreeMarkets and Ariba, Inc., Ariba and FreeMarkets have filed relevant materials with the Securities and Exchange Commission, including a registration statement and joint preliminary proxy statement, which was originally filed on February 12, 2004. The definitive proxy statement will be sent to holders of FreeMarkets common stock if and when it becomes available. Holders of FreeMarkets common stock are urged to read the preliminary proxy statement on file with the Securities and Exchange Commission, the definitive proxy statement if and when it becomes available and any other relevant materials filed by FreeMarkets or Ariba with the Securities and Exchange Commission because they contain, or will contain, important information about FreeMarkets, Ariba and the transaction. The preliminary proxy statement is available, and the definitive proxy statement will be available if and when it is filed, for free (along with any other documents and reports filed by FreeMarkets and Ariba with the Securities and Exchange Commission) at the Securities and Exchange Commission’s website, www.sec.gov. In addition, you may obtain documents filed with the Securities and Exchange Commission by FreeMarkets free of charge by requesting them in writing from FreeMarkets, Inc., 210 Sixth Avenue, Pittsburgh, Pennsylvania, 15222, Attention: Investor Relations, or by telephone at (412) 434-0500.

PART I

Item 1.	Business

      Certain statements contained in this Annual Report on Form 10-K/A (“Form 10-K/A”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Please refer to the risk factors set forth in the section entitled “Additional Factors that May Affect Future Results” for a description of some of the risk factors that could cause our results to differ materially from our forward-looking statements.

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

      The following is a breakdown of revenues by offering (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	$	% of Total	$	% of Total	$	% of Total

FullSource	$92,093	66%	$138,420	81%	$143,336	92%
All other	46,623	34	32,021	19	12,006	8

Total revenues	$138,716	100%	$170,441	100%	$155,342	100%

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

      Also in January 2004, we acquired the auction and services business of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million.

      Also in January 2004, we executed a restructuring plan resulting in the elimination of 65 positions in our global workforce. Additionally, in February 2004, we evaluated our office space in Pittsburgh, Pennsylvania, and determined that we will cease using one of the floors we currently lease in our global headquarters, as well as close two domestic offices. In accordance with SFAS No. 146, we will record a restructuring charge of approximately $4.4 million in the first quarter of 2004 covering these severance and lease costs.

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

     FreeMarkets® GSM Solutions

      Our solutions combine software, services and information, and are designed to address the full range of supply management activities. These solutions are designed to help companies lower costs and reduce their supply risks. Our portfolio of GSM solutions includes:

FreeMarkets® FullSource TM

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

FreeMarkets® QS TM

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

FreeMarkets® ES TM

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

FreeMarkets® Spend Visibility Solution

      FreeMarkets Spend Visibility Solution is an integrated offering that combines analysis software with data collection, cleansing and enhancement services, and provides companies visibility into what they spend globally on goods and services.

FreeMarkets® Supplier Implementation Solution

      FreeMarkets Supplier Implementation Solution combines software and services to help companies improve the speed and quality with which they engage and interact with new suppliers to serve their operations.

FreeMarkets® Global Service Solutions

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

Competition

      A number of companies provide GSM software and/or services. Competition in this market is rapidly evolving, and we expect competition to intensify in the future, which could lead to price reductions, reduced gross margins and loss of market share. We currently or potentially will compete with a number of other companies, including:

•	providers of enterprise software (such as SAP, Oracle and PeopleSoft), extending their offerings to include services or technology similar to ours;

•	professional service and consulting firms (such as McKinsey, A.T. Kearney and Accenture), and others offering managed sourcing and supply management services similar to ours; and

•	providers of stand-alone, self-service software products (such as Emptoris, Frictionless and B2eMarkets) that make available to buyers point-solution GSM technology.

Sales and Marketing

      We sell our services and software solutions through our direct sales organization. As of December 31, 2003, our direct sales force was organized by geographic region.

      We typically target our sales efforts at senior purchasing executives, chief technology officers and other senior executives within a buying organization. When a prospective customer is interested in working with us, we analyze which portions of its sourcing needs are best suited for our GSM solutions. Throughout this analysis, we work with the prospective customer to negotiate terms of an agreement.

      New customers often enter into short-term agreements with us before making a longer-term commitment. Because our technology does not have to be integrated with the customer’s existing information technology infrastructure, short-term agreements can quickly result in savings for our customer.

      Our marketing efforts focus on general communications and on obtaining referrals from our existing customers. We participate in trade conferences and purchasing industry forums. We intend to continue to make advertising and marketing expenditures in an effort to become better known in our target markets.

Technology

      We have tailored our proprietary technology to the needs of purchasing professionals. Our technology consists of a suite of sourcing tools that enable our customers, in a secure, password-protected environment, to create complex RFQs, publish specifications, select and collaborate with global suppliers, configure a market, negotiate dynamically in real time with suppliers, and award business to suppliers.

      We spent $20.1 million on research and development in 2001, $27.0 million in 2002 and $24.6 million in 2003. We plan to continue to invest in our research and development efforts to develop new technology and add features to our existing technology.

Intellectual Property

      We regard the protection of our intellectual property rights to be important to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require employees to enter into confidentiality and invention assignment agreements, and require some of our key employees to enter into non-competition agreements. The contractual provisions and the other steps we have taken to protect our intellectual property may prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.

      We have obtained eight patents on aspects of our technology and business processes and have filed applications for additional patents. We cannot assure you that our existing patents or any patent that may be issued in the future will not be successfully challenged by others or invalidated, or will adequately protect our technology or processes or otherwise result in commercial advantages to us. We have also obtained and applied for United States and foreign registrations for certain trademarks, domain names and logos, and some of our software, documentation and other written materials are copyrighted, but these protections may not be adequate.

      We cannot be certain that the steps that we have taken to protect our intellectual property will be adequate, that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar proprietary information. Any such infringement, misappropriation or independent development could harm our future financial results. Additionally, effective patent, trademark, copyright and trade secret protection may not be available in every country where we do business. We may, at times, have to incur significant legal costs and spend time defending our trademarks, copyrights and patents. Any defense efforts, whether successful or not, would divert both time and resources from the operations and growth of our business.

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

Our customers may buy self-service products instead of more costly technology-enhanced services, which could adversely affect revenue from our FullSource solution

      We offer our customers a technology-enhanced service, which we call the “FullSource” solution. Since 2001, we have also offered our QS solution, which enables customers to conduct their own sourcing projects, and since the second half of 2002, we have been introducing additional new product offerings to address a broader set of supply management activities. Our QS solution and our newer software products are less costly than our FullSource solution. In 2003, many of our customers expanded their use of our QS solution and newer products, and decreased the amounts they were spending on our FullSource solution. Because the increased sales attributable to our QS solution and newer products did not make up for the decreased sales attributable to our FullSource solution, our revenues declined 19% in 2003 compared with 2002, and could decline further in the future if this trend continues. Any future revenue decline would have an adverse effect on our business.

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

We have experienced revenue concentration in the past; the loss of our largest customers would reduce our revenues and operating results, and could cause our stock to fall

      In 2002 and 2003, our top five customers and four customers, respectively, comprised over 20% of our revenues. Although no customer in 2002 or 2003 accounted for 10% or more of revenues, the loss of any one of these significant customers would reduce our revenues and operating results, and may cause a decrease in our stock price. In addition, as of December 31, 2003, amounts due from one customer, and as of December 31, 2002, amounts due from two customers, each exceeded 10% of our total accounts receivable. The failure of these customers to pay these accounts receivable would have an adverse effect on our cash flows and operating results.

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

We may write-down the unamortized goodwill from our acquisitions or the investment in Adexa, Inc. (“Adexa”), which would reduce our financial results

      We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, and no longer record goodwill amortization. In connection with adopting this standard, we determined that the carrying value of Surplus Record, a directory and network of dealers and buyers and an online surplus asset trade site acquired in 2000, exceeded its estimated fair value, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. We recorded an impairment loss of $5.3 million in 2002 that was recognized as the cumulative effect of an accounting change. The carrying value of goodwill on our consolidated balance sheet as of December 31, 2003 was $2.0 million. In accordance with SFAS No. 142, it is our policy to assess the potential impairment of goodwill on an annual basis or earlier as circumstances dictate. We completed our annual impairment test of goodwill in Q1 2003, and concluded we did not have any impairment of goodwill based on the estimated fair value of discounted cash flows. The recognition of any future impairment loss could have a material effect on our financial results.

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

      In January 2004, we acquired the auction and services business of Covisint for $16.3 million. The acquisition is being accounted for as a purchase business combination, and we anticipate recording a portion of the purchase price to goodwill. Any future impairment loss of goodwill could have a material effect on our financial results.

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

The loss of our key executives could disrupt our business

      None of our executive officers or other key employees is bound by an employment agreement. We rely on the leadership and vision of the executive officers identified in this Form 10-K/A, and the loss of any of these executives could disrupt our business.

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

If we do not adequately maintain our customers’ confidential information, our reputation could be harmed and we could incur legal liability

      Any breach of security relating to our customers’ confidential information could result in legal liability for us and a reduction in use or cancellation of our products and services, either of which could materially harm our business. Our personnel receive highly confidential information from buyers and suppliers that is stored in our files and on our computer systems. For example, we often possess blueprints and product plans that could be valuable to our customers’ competitors if misappropriated. Similarly, we receive sensitive pricing information that has historically been maintained as a matter of utmost confidence within buyer and supplier organizations. We enter into standard non-disclosure and confidentiality agreements with virtually all of our customers.

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

      Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company’s announcement on April 23, 2001 that, as a result of discussions with the Securities and Exchange Commission (“SEC”), the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On

January 17, 2003, the Court denied the motion to dismiss. On March 10, 2004, the Court certified the case as a class action. The case is now in the discovery phase. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets shareholder filed a shareholder’s derivative action, nominally on behalf of FreeMarkets, against all of the Company’s directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions. The Company believes that the plaintiffs’ allegations are without merit and it intends to defend these claims vigorously.

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

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Price range per share
Low	$3.50	$5.11	$6.24	$5.30
High	$6.64	$7.77	$9.86	$9.82

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Price range per share
Low	$18.04	$9.71	$4.71	$4.49
High	$29.09	$23.38	$14.10	$9.40

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

Item 6.	Selected Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$138,716	$170,441	$155,342	$90,467	$23,103

Operating costs and expenses:
Cost of revenues	69,651	76,129	78,582	56,024	14,389
Research and development	24,551	27,019	20,067	19,121	4,913
Sales and marketing	35,584	45,612	51,304	41,505	11,939
General and administrative	21,425	23,674	32,086	33,720	9,294
Stock compensation and warrant costs(2)	6,783	7,998	8,569	6,411	5,200
Investment write-down	—	5,111	—	—	—
Restructuring charges	14,161	(303)	6,432	—	—
Terminated merger-related costs	—	—	3,385	—	—
Goodwill amortization and impairment(1)	—	—	252,031	90,749	—
Write-off of in-process research and development	—	—	—	7,397	—

Total operating costs and expenses	172,155	185,240	452,456	254,927	45,735

Operating loss	(33,439)	(14,799)	(297,114)	(164,460)	(22,632)
Interest and other income, net	3,733	3,243	2,665	8,409	833

Loss before taxes and change in accounting	(29,706)	(11,556)	(294,449)	(156,051)	(21,799)
Provision for income taxes	1,188	712	782	361	22

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Loss before change in accounting	(30,894)	(12,268)	(295,231)	(156,412)	(21,821)
Cumulative effect of accounting change for goodwill(1)	—	(5,327)	—	—	—

Net loss	$(30,894)	$(17,595)	$(295,231)	$(156,412)	$(21,821)

Earnings per share before accounting change:
Basic and diluted	$(0.74)	$(0.30)	$(7.48)	$(4.21)	$(1.46)
Earnings per share after accounting change:
Basic and diluted	$(0.74)	$(0.42)	$(7.48)	$(4.21)	$(1.46)
Weighted average shares:
Basic and diluted	42,002	41,553	39,492	37,189	14,914

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and marketable investments	$136,674	$135,023	$103,489	$121,148	$210,244
Working capital	108,850	119,218	88,622	108,873	208,850
Total assets	183,149	193,667	189,392	462,546	231,654
Long-term debt, excluding current portion	342	1,328	2,904	544	3,278
Total stockholders’ equity	144,217	157,511	149,645	416,797	218,654

(1)	As described in Note 6 to the consolidated financial statements, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, goodwill with indefinite lives is no longer being amortized.

(2)	Stock compensation and warrant costs are attributable to the following operating expense categories:

	2003	2002	2001	2000	1999

Research and development	$50	$95	$158	$443	$283
Sales and marketing	6,733	7,903	8,411	5,965	4,669
General and administrative	—	—	—	3	248

	$6,783	$7,998	$8,569	$6,411	$5,200

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

      In January 2004, we announced a definitive agreement to merge with Ariba, a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of our common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter. Because the merger is subject to factors beyond the parties control, however, we cannot predict whether or when the merger will be completed.

      Also, in January 2004, we acquired the auction and services business of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million.

      Also in January 2004, we executed a restructuring plan resulting in the elimination of 65 positions in our global workforce. Additionally, in February 2004, we evaluated our office space in Pittsburgh, Pennsylvania, and determined that we will cease using one of the floors we currently lease in our global headquarters, as well as close two domestic offices. In accordance with SFAS No. 146, we will record a restructuring charge of approximately $4.4 million in the first quarter of 2004, covering these severance and lease costs.

Overview of 2003 Financial Results

      Our operating results during 2003 should be considered within the context of the macroeconomic environment and our transition to a provider of multiple software and service solutions. Revenues decreased 19% from 2002 due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to either reduce or defer their purchasing decisions. In 2003, several large customers renewed their FullSource service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in 33% lower revenues from our FullSource offering in 2003. In addition, with the introduction of our less-costly QS solution in early 2001 and several other products in late 2002 and early 2003, several FullSource-only customers have expanded their use of our solutions to include a broader mix of FullSource, QS and related offerings. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional solutions to existing customers have resulted in lower total revenues due to this migration.

      Our QS solution and our newer software products are less costly than our FullSource solution. In 2003, many of our customers expanded their use of our QS solution and newer products, and decreased the amounts they were spending on our FullSource solution. Because the increased sales attributable to our QS solution and newer offerings did not make up for the decreased sales attributable to our FullSource solution, our revenues declined 19% in 2003 compared with 2002, and could decline further in the future if this trend continues.

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

      For all offerings, the Company recognizes revenue when all of the following criteria are met as set forth in Staff Accounting Bulletin No. 101:

(1)	Persuasive evidence of an arrangement exists (contract is signed and legally binding),

(2)	Services have been rendered or access has been provided (with no future obligations),

(3)	The fee is fixed and determinable (amount is known and not contingent upon future events), and

(4)	Collectibility is probable (high degree of confidence that the customer will pay).

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

      The agreements for our QS hosted technology offering provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for add-on services. Negotiated access fees for our QS offering vary by customer, and reflect the anticipated number of customer users and add-on services. We recognize revenues from our QS offering as we provide access or add-on services.

      The agreements for ES, Spend Visibility and Supplier Implementation provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for certain services. We recognize revenues from these new offerings as we provide access or services.

      The majority of our customer agreements include multiple service offerings. Each service offering consists of a single element. In determining the appropriate amount of revenue to be recognized for each offering, we evaluate whether these arrangements contain separate units of accounting. This determination is based on whether: the delivered item has value to the customer on a standalone basis (that is, if it is sold separately by any vendor or the customer could resell the deliverable); there is objective and reliable evidence of fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In instances where all of these conditions are satisfied, we recognize revenue for the offerings that have been delivered to the customer based on the relative fair value of the delivered item when compared to the total arrangement considered, subject to certain limitations. The fair value for each element is established based on the sales price charged when the same element is sold separately.

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

Stock compensation

      As discussed in Note 2 to our consolidated financial statements, SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. We have elected to continue to apply the intrinsic value method to account for employee stock options and disclose the pro forma effect as if the fair value method had been applied in the notes to our consolidated financial statements.

Lease abandonment costs

      Lease abandonment costs for abandoned facilities are estimated to include the impairment of leasehold improvement and remaining lease liabilities, offset by estimated sublease income, if appropriate. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees. Each quarter, we review these estimates, and to the extent that our assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary from current estimates. In Q2 2001, we recorded a $1.7 million charge for the closing of our Austin facility and two other small offices. In 2003, we recorded a $6.5 million charge for the closing of our Brussels facility and abandonment of two leased floors in our global headquarters office space in Pittsburgh. In Q1 2004, we recorded a $2.4 million charge for the abandonment of one additional leased floor in our Pittsburgh facility, as well as closed two domestic offices.

Determination of FullSource Market Volume and Achievable Savings

      Revenues from our FullSource offering represented 66% of our revenues in 2003. Therefore, we believe that one indicator of our market acceptance is the dollar volume of materials, commodities and services for which we create markets on behalf of our customers as part of our FullSource offering. We measure this market volume by multiplying the lowest bid price per unit in each market by the estimated number of units that our customer expects to purchase. When our customers specify multi-year purchases in a request for quotation, we calculate volume for the estimated term. We do not report QS volume since this is a hosted application that enables customers to create and run their own markets, and as a result, we do not believe that volume from these markets can be adequately validated.

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

Treatment of Visteon Fees

      In April 2000, we entered into a five-year agreement with Visteon under which we agreed to provide our FullSource technology-enhanced services, and Visteon agreed to pay us fixed monthly fees plus the possibility of additional variable fees based on performance. We have also received marketing and public relations benefits as a result of our relationship with Visteon. At the time we executed this service agreement, we granted to Visteon a warrant for 1.75 million shares of our common stock, with an exercise price of $.01 per share. The warrant was valued at $95.5 million using the Black-Scholes pricing model at the date of the grant in April 2000. We exclude from our revenues the fees we earn under our service agreement with Visteon; however, our cost of revenues includes the costs that we incur in serving Visteon under this agreement.

      The service agreement with Visteon expires in April 2005, and because we have classified the fees we earn under this agreement as payment for the warrant, we do not expect to recognize revenues under this agreement during the remainder of its term.

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Revenues and fees	$151,109	$181,691	$166,592
Less fees characterized as payment for warrant	12,393	11,250	11,250

Revenues	$138,716	$170,441	$155,342

Results of Operations

      The following table sets forth our consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Year Ended
	December 31,

	2003	2002	2001

Revenues	100%	100%	100%
Operating costs and expenses:
Cost of revenues	50	45	51
Research and development	18	16	13
Sales and marketing	26	27	33
General and administrative	15	14	21
Stock compensation and warrant costs	5	4	5
Investment write-down	—	3	—

Restructuring charges	10	(0)	4

Terminated merger-related costs	—	—	2
Goodwill amortization and impairment	—	—	162

Operating loss	(24)	(9)	(191)
Interest and other income, net	3	2	1

Loss before taxes and change in accounting	(21)	(7)	(190)
Provision for income taxes	1	0	0

Loss before change in accounting	(22)	(7)	(190)
Cumulative effect of accounting change for goodwill	—	(3)	—

Net loss	(22)%	(10)%	(190)%

Years Ended December 31, 2003 and 2002

Revenues

      Revenues decreased 19% from $170.4 million in 2002 to $138.7 million in 2003. The decrease in revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, as well as the continued weak economic environment which we believe has caused our customers to either reduce or defer their purchasing decisions. In 2003, several large customers renewed their FullSource service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in 33% lower revenues from our FullSource offering in 2003. In addition, with the introduction of our less-costly QS solution in early 2001 and several other new offerings late 2002 and early 2003, several FullSource-only customers have expanded their use of our solutions to include a broader mix of FullSource, QS and related offerings. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional solutions to existing customers have resulted in lower total revenues due to this migration.

      To illustrate this migration, our top 20 customers in 2002, which accounted for approximately 60% of total revenues, reduced their use of FullSource by $42.6 million in 2003 as compared with 2002. Those same 20 customers migrated a portion of their sourcing solutions needs to our QS and other less costly offerings over the same time period, resulting in an increase in our revenues from those customers for these solutions of $5.0 million, or 65%. However, the growth in those less-costly solutions did not offset the decline in revenues from our FullSource solution.

      We anticipate that our FullSource offering will continue to account for a majority of our revenues in 2004. However, the percentage of total revenues and absolute dollars attributable to FullSource will continue to decrease, but at a lower rate than experienced in 2003. We also expect to see continued growth in sales of our QS and other offerings to current and new customers.

      The following is a breakdown of revenues by offering (in thousands):

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	$	% of Total	$	% of Total

FullSource	$92,093	66%	$138,420	81%
All other	46,623	34	32,021	19

Total revenues	$138,716	100%	$170,441	100%

      Also included in revenues are reimbursements for travel and other out-of-pocket costs of $5.1 million in 2002 and $3.7 million in 2003. An equivalent amount of reimbursable expenses for the same items is included in cost of revenues in accordance with EITF 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”.

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

      Research and development. Research and development costs decreased from $27.0 million, or 16% of revenues in 2002, to $24.6 million, or 18% of revenues in 2003. The decrease in absolute dollars and a percentage of revenues is primarily attributable to reduced consulting costs in the amount of $4.0 million in 2003 compared to 2002, associated with the investments in our product development pipeline in 2002, partially offset by an increase in compensation and benefits expense in the amount of $2.1 million, primarily due to a 23% increase in average research and development staff in 2003. In late 2001, we embarked on a software development initiative to build additional solutions and expand our portfolio of offerings. From 2001 to 2002, we increased our research and development spending by 34% by increasing both headcount and the use of external consultants. We introduced a number of new offerings in late 2002 and early 2003 to expand our solutions beyond sourcing to address a broader set of supply management activities. After we released these new offerings in early 2003, we reduced the number of external consultants to reduce total research and development costs, offset by an increase in headcount and compensation and benefits by $2.1 million.

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

      Throughout 2003, we initiated three restructuring programs. These programs were focused on eliminating certain positions throughout our global workforce, re-assessing our facility needs and consolidating European operations to create a more profitable and efficient business. We expect to generate annual savings of approximately $13.0 million as a result of these programs, of which $11.2 million relates to compensation and benefits and $1.8 million relates to rent and depreciation. Annual savings are expected to be realized in the following income statement line items: $7.5 million in cost of revenues;

$1.3 million in research and development; $2.9 million in sales and marketing; and $1.3 million in general and administrative. The following is a summary of these programs:

      Workforce Reduction Plan. In Q1 2003, in response to the continued economic slowdown, we executed a restructuring plan resulting in the elimination of 79 positions in our global workforce. This represented approximately 7% of total employees. We recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The liability for employee severance and termination benefit costs related to this activity was paid by December 31, 2003; and therefore no incremental liquidity resources will be utilized in the future to implement this plan. Annual savings from this plan are $6.4 million, of which $5.9 million was realized in compensation and benefits costs in our 2003 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $3.7 million in cost of revenues; $1.0 million in research and development; $1.0 million in sales and marketing; and $642,000 in general and administrative.

      Facility Reduction Plan. Also in 2003, we reassessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors we lease through May 2010. We recorded a restructuring charge of $3.0 million and $2.0 million in Q1 2003 and Q4 2003, respectively. We intend to sub-lease these floors, and estimated sublease income based on current real estate market conditions. The facility reduction plan includes $2.9 million and $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting excess leased floors in Q1 2003 and Q4 2003, respectively, and $89,000 and $282,000 for the impairment of property and equipment (leasehold improvements) that were no longer in use in Q1 2003 and Q4 2003, respectively. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of December 31, 2003, $674,000 of the $4.3 million accrual for lease costs will be paid in 2004, and is therefore classified as a current liability in our consolidated balance sheet. The $674,000 current liability also represents our expected liquidity requirements in 2004 to continue the implementation of this plan. Annual savings from this plan are $717,000, of which $395,000 was realized in rent and depreciation costs in our 2003 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $447,000 in cost of revenues; $123,000 in research and development; $123,000 in sales and marketing; and $24,000 in general and administrative.

      We are continuing to evaluate our office space requirements at our headquarters, and as a result may incur additional lease-related charges in the future.

      European Restructuring Plan. In Q3 2003, in order to better serve our customers and enable us to create a more leveraged, profitable and efficient business across Europe, we initiated a restructuring plan resulting in the elimination of 74 net positions in our European business. There were 105 positions eliminated with the closing of our Brussels facility, offset by 31 positions added to our existing European facilities in London, Paris and Frankfurt. We recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. While most of the severance costs have been paid in accordance with local employment laws, we expect to pay the remaining severance portion of the restructuring accrual of $93,000 in Q1 2004, which represents our expected liquidity requirements to conclude this portion of the Europe plan.

      In Q4 2003, we recorded an additional charge of $4.2 million. This charge includes $847,000 of severance costs, $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting the Brussels facility, $1.2 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use, and $308,000 for restructuring plan implementation costs, primarily comprised of legal and other professional fees. We intend to sub-lease the facility, and we estimated sublease income based on current real estate market conditions. As of December 31, 2003, all employees to be terminated as a result of the restructuring have been notified. We expect to pay the remaining restructuring accrual relating to severance and implementation in the amount of $917,000 over the next few quarters. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term through August 2006. As of December 31, 2003, $1.0 million of the $1.8 million accrual for lease costs will be paid in 2004, and is therefore classified as a current liability in our consolidated balance sheet. The $917,000 remaining payments for severance and $1.0 million current liability for lease costs represents our expected liquidity requirements in 2004 to continue the implementation of this plan. Annual savings from this plan are $5.8 million, of which $799,000 was realized in compensation and benefits costs and $83,000 in rent and depreciation costs in our 2003 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $3.4 million in cost of revenues; $159,000 in research and development; $1.7 million in sales and marketing; and $579,000 in general and administrative.

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

Years Ended December 31, 2002 and 2001

Revenues

      Revenues increased 10% from $155.3 million in 2001 to $170.4 million in 2002. The increase in revenues and fees is primarily attributable to the introduction of our QS offering in early 2001, as well as the addition of new customers for which we conducted online markets and the introduction of other offerings in 2002. Revenues from our QS offering increased $16.5 million, or 306% from 2001 to 2002, while revenues from other new offerings released in 2002 contributed an incremental $3.5 million. The number of customers served increased 12% from 125 in 2001 to 140 in 2002.

      The following is a breakdown of revenues by offering (in thousands):

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001

	$	% of Total	$	% of Total

FullSource	$138,420	81%	$143,336	92%
All other	32,021	19	12,006	8

Total revenues	$170,441	100%	$155,342	100%

      Although customers and FullSource volume increased from 2001 to 2002, revenues per customer have decreased over the same period. This decrease is primarily related to a more diversified international mix of customers, as well as a change in the mix of products and services deployed by our customers. Our international customers generally provide less revenue than domestic customers. With the introduction of our less-costly QS Solution in early 2001, several FullSource-only customers have expanded their use of our solutions to include a broader mix of FullSource, QS and QS services. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional offerings to existing customers have resulted in lower total revenues due to this migration.

      Also included in revenues are reimbursements for travel and other out-of-pocket costs of $7.7 million in 2001 and $5.1 million in 2002. An equivalent amount of reimbursable expenses for the same items is included in cost of revenues in accordance with EITF 01-14 “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.”

Operating costs and expenses

      Cost of revenues. Cost of revenues decreased from $78.6 million in 2001 to $76.1 million in 2002. As a percentage of revenues, cost of revenues decreased from 51% in 2001 to 45% in 2002. The decrease in absolute dollar amounts and as a percentage of revenues from 2001 to 2002 is primarily the result of increased staff productivity as our personnel became more specialized in various sourcing activities, as well as a decrease in incentive compensation in 2002. Also, we have attained some operating efficiencies from our investments in information tools to automate portions of our sourcing process, as well as organizing our sourcing staff in such a way to take advantage of our domain expertise in various supply markets. The decrease is also attributable to: (1) cost cutting measures in discretionary spending such as travel costs, reimbursements and recruiting costs in the amount of $4.7 million; (2) reduced provision for bad debts in the amount of $1.6 million, primarily due to an unusually large write-off against the allowance in 2001; and (3) reduction in incentive compensation costs in the amount of $1.0 million. The large write-off in 2001 was $1.8 million earned from a Brazilian former customer in 2000. See Liquidity and Capital Resources. The decrease in cost of revenue is partially offset by an increase in compensation and benefits expenses in the amount of $2.8 million, primarily due to a 6% increase in the average number of account management, global sourcing services and market operations staff. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

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

      Net cash used in operating activities totaled $14.7 million in 2001 and $2.3 million in 2003, compared to net cash provided by operating activities of $21.3 million in 2002. The use of cash in 2001 related primarily to the operating losses generated by our investment in the growth of our business. Improved cash provided by operating activities in 2002 was due to cash collections on revenues that were 10% higher than 2001 and improved DSO’s in 2002 compared to 2001. Our DSO’s improved by 12%, or 8 days due primarily to a change in our billing practices for new contracts entered into in 2002. Rather than billing monthly in arrears, we now invoice at the beginning of each month for the majority of new contracts. Additionally, operating costs decreased in 2002. This was primarily attributable to cost cutting measures in discretionary spending such as marketing and advertising, travel, recruiting and relocation costs, as well as reduced incentive compensation costs. The use of cash in 2003 related primarily to operating losses resulting from the 19% decrease in revenues from 2002 to 2003. The use of cash in 2003 is also attributable to the increase in DSO’s from 57 days to 60 days in 2002 and 2003, respectively. Net cash from operating activities in 2001, 2002 and 2003 does not reflect $10.3 million, $12.2 million and $12.2 million, respectively, received under our service contract with Visteon.

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

      Net cash provided by financing activities totaled $17.9 million in 2001, $17.3 million in 2002 and $8.7 million in 2003. The positive financing cash flows in all years primarily reflect the net proceeds from the issuance of stock (including issuance of stock under the employee stock purchase plan, the exercise of stock options and an equity investment of $3.0 million by Mitsubishi Corporation in 2001). Cash provided by financing activities in 2001, 2002 and 2003 includes $10.3 million, $12.2 million and $12.2 million, respectively, received under our service contract with Visteon. We classify these receipts as payment for the warrant that we granted to Visteon in April 2000. Net cash provided by financing activities in 2003 was partially offset by payments to acquire treasury stock in the amount of $6.4 million.

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

      In September 2003, an arbitrator ruled in our favor in proceedings against a Brazilian former customer for amounts earned in 2000, which we wrote-off in 2001. The amount of the arbitration award was $1.7 million, which includes accrued interest from the date the invoices were due. We will record this award as a reduction to bad debt expense in cost of revenues on the cash basis of accounting due to the uncertainty of collection.

      Our contractual obligations and commercial commitments as of December 31, 2003 are as follows (in thousands):

	Payment Due by Period

		Less Than			After
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt, including current portion	$1,160	$818	$306	$36	$—
Purchase obligations	707	466	241	—	—
Operating leases	35,682	6,741	16,271	10,445	2,225

Total contractual cash obligations	$37,549	$8,025	$16,818	$10,481	$2,225

		Amount of Commercial Expirations per Period

	Total	Less			Over
	Amounts	Than 1	1-3	4-5	5
Other Commercial Commitments	Committed	Year	Years	Years	Years

Standby letters of credit	$836	$836	—	—	—

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

      The following table provides information about our foreign exchange forward contracts outstanding as of December 31, 2003 (in thousands):

			Contract	Unrealized
	Number of	Remaining	Value	Gain
	Contracts	Maturities	(USD)	(USD)

European currency units	9	One to four months	$3,225	$233
Singapore dollars	2	One to two months	$813	$11
Australian dollars	2	One to four months	$544	$55
Japanese yen	3	One to two months	$370	$22
Brazilian real	1	Less than four months	$163	$3

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

FREEMARKETS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues	$138,716	$170,441	$155,342

Operating costs and expenses:
Cost of revenues	69,651	76,129	78,582
Research and development	24,551	27,019	20,067
Sales and marketing	35,584	45,612	51,304
General and administrative	21,425	23,674	32,086
Stock compensation and warrant costs(1)	6,783	7,998	8,569
Investment write-down	—	5,111	—
Restructuring charges	14,161	(303)	6,432
Terminated merger-related costs	—	—	3,385
Goodwill amortization and impairment	—	—	252,031

Total operating costs and expenses	172,155	185,240	452,456

Operating loss	(33,439)	(14,799)	(297,114)
Interest and other income, net	3,733	3,243	2,665

Loss before taxes and change in accounting	(29,706)	(11,556)	(294,449)
Provision for income taxes	1,188	712	782

Loss before change in accounting	(30,894)	(12,268)	(295,231)
Cumulative effect of accounting change for goodwill	—	(5,327)	—

Net loss	$(30,894)	$(17,595)	$(295,231)

Earnings per share:
Basic and diluted before accounting change	$(0.74)	$(0.30)	$(7.48)

Basic and diluted after accounting change	$(0.74)	$(0.42)	$(7.48)

Weighted average common shares outstanding:
Basic and diluted	42,002	41,553	39,492

(1)	Stock compensation and warrant costs are attributable to the following operating expense categories:

	2003	2002	2001

Research and development	$50	$95	$158
Sales and marketing	6,733	7,903	8,411

	$6,783	$7,998	$8,569

The accompanying notes are an integral part of the consolidated financial statements.

FREEMARKETS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
				Unearned	Stock	Comprehensive
	Preferred	Common	Additional	Stock-based	Purchase	Income	Accumulated	Treasury
	Stock	Stock	Capital	Compensation	Warrants	(Loss)	Deficit	Stock	Total

Balance at December 31, 2000	$—	$388	$503,065	$(556)	$95,484	$(171)	$(181,413)	$—	$416,797
Net loss							(295,231)		(295,231)
Translation adjustments	—	—	—	—	—	540	—	—	540
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	182	—	—	182

Total comprehensive loss	—	—	—	—	—	—	—	—	(294,509)
Stock purchase warrants exercised	—	3	19,096	—	(19,096)	—	—	—	3
Options exercised	—	12	2,578	—	—	—	—	—	2,590
Unearned stock-based compensation	—	—	421	302	—	—	—	—	723
Amortization of stock purchase warrants, including $11,250 of customer fees	—	—	19,097	—	—	—	—	—	19,097
Common stock issuance under Employee Stock Purchase Plan	—	2	1,942	—	—	—	—	—	1,944
Common stock issuance to Mitsubishi	—	2	2,998	—	—	—	—	—	3,000

Balance at December 31, 2001	—	407	549,197	(254)	76,388	551	(476,644)	—	149,645
Net loss		—	—	—	—	—	(17,595)	—	(17,595)
Translation adjustments	—	—	—	—	—	(403)	—	—	(403)
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	(149)	—	—	(149)

Total comprehensive loss	—	—	—	—	—	—	—	—	(18,147)
Options exercised	—	13	3,617	—	—	—	—	—	3,630
Unearned stock-based compensation	—	—	—	150	—	—	—	—	150
Amortization of stock purchase warrants, including $11,250 of customer fees	—	—	19,097	—	—	—	—	—	19,097
Common stock issuance under Employee Stock Purchase Plan	—	4	3,132	—	—	—	—	—	3,136

Balance at December 31, 2002	—	424	575,043	(104)	76,388	(1)	$(494,239)	—	157,511
Net loss		—	—	—	—	—	(30,894)	—	(30,894)
Translation adjustments	—	—	—	—	—	350	—	—	350
Change in unrealized gain (loss) on investments, net	—	—	—	—	—	(129)	—	—	(129)

Total comprehensive loss			—	—	—	—	—	—	(30,673)
Options exercised	—	8	2,477	—	—	—	—	—	2,485
Unearned stock-based compensation	—	—	—	80	—	—	—	—	80
Amortization of stock purchase warrants, including $12,393 of customer fees	—	—	19,096	—	—	—	—	—	19,096
Purchase of common stock	—	—	—	—	—	—	—	(6,398)	(6,398)
Retirement of treasury stock	—	(13)	(6,385)	—	—	—	—	6,398	—
Common stock issuance under
Employee Stock Purchase Plan	—	4	2,112	—	—	—	—	—	2,116

Balance at December 31, 2003	$—	$423	$592,343	$(24)	$76,388	$220	$(525,133)	$—	$144,217

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides information about the Company’s foreign exchange forward contracts outstanding as of December 31, 2003 (in thousands):

			Contract	Unrealized
	Number of	Remaining	Value	Gain
	Contracts	Maturities	(USD)	(USD)

European currency units	9	One to four months	$3,225	$233
Singapore dollars	2	One to two months	$813	$11
Australian dollars	2	One to four months	$544	$55
Japanese yen	3	One to two months	$370	$22
Brazilian real	1	Less than four months	$163	$3

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

Goodwill and other assets, net

      The excess of costs over net assets acquired (goodwill) was being amortized on the straight-line method over its estimated useful life, which was three years. Effective January 1, 2002, and in accordance with SFAS No. 142, goodwill is no longer amortized. The Company completed its annual test for impairment in Q1 2003 and concluded at that time, that the Company did not have any impairment of goodwill based on the estimated fair value as determined by discounted cash flows. Patents and trademarks are being amortized on the straight-line method over the shorter of their estimated useful lives or seventeen years. Other assets also include an investment in Adexa, Inc. (“Adexa”), which is stated at cost, reduced for other-than-temporary declines in fair value.

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable investments and trade receivables. Investment policies have been implemented that limit the concentration of investments, as well as affix minimum standards for credit quality. The risk of trade receivables is mitigated by credit evaluations we perform on our customers. However, as of December 31, amounts due from one customer in 2003 and two customers in 2002 individually exceeded 10% of total gross accounts receivable.

Revenue recognition

      For all offerings, the Company recognizes revenue when all of the following criteria are met as set forth in Staff Accounting Bulletin No. 101:

(1)	Persuasive evidence of an arrangement exists (contract is signed and legally binding),

(2)	Services have been rendered or access has been provided (with no future obligations),

(3)	The fee is fixed and determinable (amount is known and not contingent upon future events), and

(4)	Collectibility is probable (high degree of confidence that the customer will pay).

      The Company recognizes revenue from the fixed monthly fees for its FullSource offering ratably as the access to those services are provided over the related contract periods. In the case of contracts with performance incentive payments based on market volume and/or savings generated, as defined in the respective contracts, revenue is recognized as those thresholds are achieved. The Company recognizes fees for providing access to its QS hosted technology offering ratably as that access is provided. Revenue excludes fees earned under a FullSource service contract with Visteon Corporation (“Visteon”).

      Some customer agreements include multiple service offerings. Each service offering consists of a single element. In determining the appropriate amount of revenue to be recognized for each offering, the Company evaluates whether these arrangements contain separate units of accounting. This determination is based on whether: the delivered item has value to the customer on a standalone basis (that is, if it is sold separately by any vendor or the customer could resell the deliverable); there is objective and reliable evidence of fair value of the undelivered items in the arrangement; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In instances where all of these conditions are satisfied, the Company recognizes revenue for the offerings that have been delivered to the customer based on the relative fair value of the delivered item when compared to the total arrangement considered, subject to certain limitations. The fair value for each element is established based on the sales price charged when the same element is sold separately.

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company serves its customers from locations in the United States and 12 foreign countries. Many of the Company’s customers are multi-national companies. Over 90% (96% in 2003 and 98% in 2002) of our customers contract with our United States entities, and all of our contracts are approved and ultimately sold by executives in the United States. In addition, over 90% of the Company’s assets are located in the United States.

Lease abandonment costs

      Lease abandonment costs for abandoned facilities are estimated to include the impairment of leasehold improvements and remaining lease liabilities, offset by estimated sublease income, if appropriate. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees. Each quarter, the Company reviews these estimates, and to the extent that its assumptions change, the ultimate restructuring expenses for these abandoned facilities could vary from current estimates.

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Facility Reduction Plan

      Also in 2003, the Company re-assessed its global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors it leases through May 2010. The Company recorded a restructuring charge of $3.0 million and $2.0 million in the Q1 2003 and Q4 2003, respectively. The Company intends to sub-lease these floors, and estimated sublease income based on current real estate market conditions.

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Restructuring Plan

      In Q3 2003, in order to better serve the Company’s customers and enable it to create a more leveraged, profitable and efficient business across Europe, the Company initiated a restructuring plan resulting in the net elimination of 74 positions in its European business. There were 105 positions eliminated with the closing of the Brussels facility, offset by 31 positions added to the existing European facilities in London, Paris and Frankfurt. The Company recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. While most of the severance costs have been paid in accordance with local employment laws, the Company expects to pay the remaining severance portion of the restructuring accrual of $93,000 in Q1 2004.

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

      The following table sets forth an analysis of the restructuring accrual activity for the years ended December 31, 2003, 2002 and 2001:

	2003 Restructuring Plan			2001 Restructuring Plan

	Workforce	Facility	European
	Reduction	Reduction	Restructuring	Severance	Facilities
	Plan	Plan	Plan	and Benefits	Related	Total

Restructuring charge in 2001:
Severance and benefits	$—	$—	$—	$2,347	$—	$2,347
Accrued lease costs	—	—	—	—	1,719	1,719

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003 Restructuring Plan			2001 Restructuring Plan

	Workforce	Facility	European
	Reduction	Reduction	Restructuring	Severance	Facilities
	Plan	Plan	Plan	and Benefits	Related	Total

Property and equipment impairment	—	—	—	—	2,179	2,179
Implementation costs	—	—	—	—	187	187
Cash paid	—	—	—	(2,164)	(1,226)	(3,390)
Non-cash charges	—	—	—	—	(2,179)	(2,179)

Balance as of December 31, 2001	—	—	—	183	680	863
Cash paid	—	—	—	(31)	(410)	(441)
Restructuring accrual adjustment	—	—	—	(152)	(151)	(303)

Balance as of December 31, 2002	—	—	—	—	119	119
Restructuring charge in 2003:
Severance and benefits	1,754	—	3,979	—	—	5,733
Accrued lease costs	—	4,642	1,842	—	—	6,484
Property and equipment impairment	—	371	1,190	—	—	1,561
Implementation costs	—	—	383	—	—	383
Cash paid	(1,754)	(324)	(3,442)	—	(119)	(5,639)
Non-cash charges	—	(371)	(1,190)	—	—	(1,561)

Balance as of December 31, 2003	$—	$4,318	$2,762	$—	$—	$7,080

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of December 31, 2003, the amortized cost and estimated fair values of short-term and long-term marketable investments (excluding cash and cash equivalents) by contractual maturity were as follows (in thousands):

	Amortized

		Fair
	Cost	Value

	(In thousands)
Less than one year	$8,661	$8,663
Mature in 1-2 years	25,159	25,076

	$33,820	$33,739

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following unaudited pro forma financial information presents our results of operations and earnings per share (“EPS”) as if goodwill had not been amortized or impaired in 2001:

	Year Ended December 31,

	2003		2002		2001

	$	EPS	$	EPS	$	EPS

	(In thousands, except per share amounts)
Reported loss before change in Accounting	$(30,894)	$(0.74)	$(12,268)	$(0.30)	$(295,231)	$(7.48)
Add back: Goodwill amortization	—	—	—	—	47,770	1.21

Adjusted loss before change in accounting	$(30,894)	$(0.74)	$(12,268)	$(0.30)	$(247,461)	$(6.27)

Reported net loss	$(30,894)	$(0.74)	$(17,595)	$(0.42)	$(295,231)	$(7.48)
Add back: Goodwill amortization	—	—	—	—	47,770	1.21

Adjusted net loss	$(30,894)	$(0.74)	$(17,595)	$(0.42)	$(247,461)	$(6.27)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$35,682

      Since April 27, 2001, eleven securities fraud class action complaints have been filed against the Company and two executive officers in federal court in Pittsburgh, Pennsylvania. The complaints, all of which assert the same claims, stem from the Company’s announcement on April 23, 2001 that, as a result of discussions with the SEC, the Company was considering amending its 2000 financial statements for the purpose of reclassifying fees earned by the Company under a service contract with Visteon. All of the cases have been consolidated into a single proceeding. On October 30, 2001, the Company filed a motion seeking to dismiss all of the cases in their entirety. On January 17, 2003, the Court denied the motion to dismiss. On March 10, 2004, the Court certified the case as a class action. The case is now in the discovery phase. In addition, on September 24, 2001, an individual claiming to be a FreeMarkets

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholder filed a shareholder’s derivative action, nominally on behalf of FreeMarkets, against all of the Company’s directors and certain of its executive officers. FreeMarkets is also named as a nominal defendant. The suit is based on the same facts alleged in the foregoing securities fraud class actions. The Company believes that the plaintiffs’ allegations are without merit and it intends to defend these claims vigorously.

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11.     Stockholders’ Equity

      The following is a summary of share activity for all classes of stock:

	Common	Stock Purchase
	Stock	Warrants

Outstanding at December 31, 2000	38,788	1,750
Shares issued to Mitsubishi	194	—
Shares issued for Employee Stock Purchase Plan	227	—
Stock purchase warrants exercised by Visteon	350	(350)
Options exercised by employees	1,172	—

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Common	Stock Purchase
	Stock	Warrants

Outstanding at December 31, 2001	40,731	1,400
Shares issued for Employee Stock Purchase Plan	337	—
Options exercised by employees	1,308	—

Outstanding at December 31, 2002	42,376	1,400
Shares purchased and retired	(1,299)	—
Shares issued for Employee Stock Purchase Plan	390	—
Options exercised by employees	870	—

Outstanding at December 31, 2003	42,337	1,400

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FREEMARKETS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Subsequent Events

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

      Also, in January 2004, the Company acquired the auction and services business of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million.

      Also in January 2004, the Company executed a restructuring plan resulting in the elimination of 65 positions in its global workforce. Additionally, in February 2004, the Company evaluated its office space in Pittsburgh, Pennsylvania, and determined that it will cease using one of the floors it currently leases in its global headquarters, as well as closed two domestic offices. In accordance with SFAS No. 146, the Company will record a restructuring charge of approximately $4.4 million in the first quarter of 2004, covering these severance and lease costs.

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

      Glen T. Meakem co-founded FreeMarkets in 1995 and has served as its Chairman of the Board of Directors and a director since inception. Mr. Meakem also held the offices of President and Chief Executive Officer from FreeMarkets’ inception until June 2000 and January 2003, respectively. Prior to co-founding FreeMarkets, from May 1994 to February 1995, Mr. Meakem was employed as a manager in the Corporate Business Development Group of General Electric Co. From January 1992 through April 1994, he was employed as a consultant with McKinsey & Company. Mr. Meakem earned his B.A degree cum laude from Harvard College and his M.B.A. from Harvard Business School. Age 40

      David H. McCormick has served as President and Director since October 2002 and as Chief Executive Officer since January 2003. Before becoming President, Mr. McCormick served as an Executive Vice President since May 2001, as Senior Vice President and General Manager of Core Business Markets since June 2000 and as Vice President and General Manager of Core Business Markets since December 1999. Prior to joining FreeMarkets, Mr. McCormick was a consultant with McKinsey & Company, Inc. Mr. McCormick holds a B.S. in Mechanical Engineering from the United States Military Academy and a Ph.D. in Public and International Affairs from Princeton University. Age 38

      Sean M. Rollman has served as Vice President, Treasurer and acting Chief Financial Officer since October 2003 and as Controller since January 2000. Before becoming Controller, Mr. Rollman served as Manager of Financial Planning and Assistant Controller since April 1998. Prior to joining FreeMarkets, from 1992 to 1998, Mr. Rollman worked for Coopers & Lybrand as a Manager in Assurance Services serving clients in the technology and real estate industries. Mr. Rollman holds a B.S. in Accounting and Economics from Indiana University of Pennsylvania. Age 34

      Jared Cohon has served as a member of the FreeMarkets Board since 2003. Dr. Cohon was elected president of Carnegie Mellon University in 1997 and was also appointed Professor of Civil and Environmental Engineering and Professor of Engineering and Public Policy. Prior to joining Carnegie Mellon, Dr. Cohon was Dean and Professor of Environmental Systems Analysis in the School of Forestry and Environmental Studies at Yale University. Previously, he was a professor of Geography and Environmental Engineering at John Hopkins University, where he also served as Vice Provost for Research from 1986 to 1992, Associate Dean of Engineering from 1983 to 1986, and Assistant Dean of Engineering from 1981 to 1983. Dr. Cohon was appointed chairman of the Nuclear Waste Technical Review Board by President Clinton in 1997 and served in that capacity until 2002. He also served as Legislative Assistant for Energy and Environment on the staff of U.S. Senator Moynihan from 1977 to 1978. President George W. Bush appointed him in 2002 to serve on the Homeland Security Advisory Council. He is a director of Mellon Financial Services Corporation and American Standard Corporation. Dr. Cohon earned his B.S. in Civil Engineering from the University of Pennsylvania, and his Masters and Ph.D. in Civil Engineering from the Massachusetts Institute of Technology. Age 56

      Thomas J. Gill has served as a member of the FreeMarkets Board since 2003. Mr. Gill has been the Managing Partner of G4 Partners, LLC, a private investment management firm since May 2000 and is also Chairman and Director of Helium Networks, Inc., a wireless data solutions provider. From January 1998 until November 1999, Mr. Gill served as a director and President and Chief Executive Officer of FORE Systems, Inc., a developer and manufacturer of high-speed networking equipment, which was acquired by GEC, p.l.c., now called Marconi Communications. He served as FORE Systems’ Chief Operating Officer from January 1997 to January 1998 and as its Vice President of Finance, Chief Financial Officer and Treasurer from December 1993 to January 1998. Mr. Gill received his B.S. in Business Administration from the University of Pittsburgh. Age 45

      Raymond J. Lane has served as a member of the FreeMarkets Board since 2001. Mr. Lane has been a General Partner of Kleiner Perkins Caufield & Byers (a private venture firm) since 2000. Prior to joining Kleiner Perkins Caufield & Byers, Mr. Lane was President and Chief Operating Officer of Oracle Corporation (an enterprise software and services company) from 1996 to 2000, and was Executive Vice President of Oracle and President of Worldwide Operations from 1993 to 1996. Mr. Lane serves as a Director of SeeBeyond Technology Corporation, Marimba, Quest Software and several private portfolio companies. Mr. Lane received his B.S. degree in Mathematics from West Virginia University. Age 57.

      Thomas J. Meredith has served as a member of the FreeMarkets Board since 1999. Mr. Meredith is the Chief Executive Officer of MFI Capital (the Meredith family’s private investment firm). He served as the Managing Director of Dell Ventures and Senior Vice President of Business Development and Strategy for Dell Computer Corporation from 2000 to 2001 and was Senior Vice President and Chief Financial Officer for Dell from 1992 to 2000. Mr. Meredith is a Director of several private portfolio companies. Mr. Meredith received his Master of Law degree in Taxation from Georgetown University, his Juris Doctor degree from Duquesne University School of Law and his Bachelor’s degree in political science from St. Francis College. Age 53

      Karl Newkirk has served as a member of the FreeMarkets Board since 2003. From June 1963 to December 2001, Mr. Newkirk was employed at Accenture, Ltd (formerly known as Andersen Consulting), where he was a partner from 1972 until July 2001, the time that Andersen Consulting became a public company. Mr. Newkirk held a number of leadership roles throughout his career at Accenture, most recently serving as the Managing Partner of the Global ERP practice and of the Microsoft Alliance. He also serves as a director of I-Many, Inc. and SeeBeyond Technology Corporation. Mr. Newkirk holds an undergraduate degree in industrial engineering from Case Institute of Technology, and an M.B.A. from Case Western Reserve University. Age 63

Section 16 Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes in ownership of the Common Stock and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all of our directors and executive officers complied with these filing requirements in 2003, except for: Mr. Meakem who filed late one Form 4 with respect to the grant of 100,000 options on January 28th; Mr. McCormick who filed late one Form 4 with respect to the grant of 600,000 options on January 28th; Mr. Becker who filed late one Form 4 with respect to the grant of 150,000 options on January 28th; Ms. Hooper who filed late one Form 4 with respect to the grant of 300,000 options on January 28th; Mr. Lane who filed late one Form 4 with respect to the grant of 100,000 options on January 28th; Mr. Meredith who filed late one Form 4 with respect to the grant of 100,000 options on January 28th and Mr. Newkirk who filed late one Form 4 with respect to the grant of 100,000 options on August 11.

Code of Ethics

      The Company has adopted a Code of Business Conduct which applies to all directors, officers and employees. The Company’s Code of Ethics will be provided free of charge upon request in writing to FreeMarkets, Inc. 210 Sixth Avenue, Pittsburgh, PA 15222, Attention: Investor Relations, or by telephone at (412) 434-0500.

Item 11.	Executive Compensation

Compensation of Executive Officers

      The following table sets forth the compensation earned by our Chief Executive Officer and the four other individuals who served as executive officers during 2003 for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. The individuals included in the table are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

					Long-Term
					Compensation

	Annual Compensation				Securities
					Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Options	Compensation

Glen T. Meakem	2003	$362,500	$75,000	(6)	100,000	$—
Chairman of the Board(1)	2002	$393,750	$100,000		—	$—
	2001	$356,250	$225,000		100,000	$—
David H. McCormick	2003	$350,000	$190,000	(6	) 600,000	$—
Chief Executive Officer and	2002	$287,500	$125,000		80,000	$—
President(2)	2001	$243,750	$150,000		280,000	$—
Sean M. Rollman	2003	$136,250	$70,000	(6)	35,000	$—
Vice President, Controller,	2002	$117,500	$38,000		10,000	$—
Treasurer and Acting CFO(3)	2001	$107,231	$40,000		10,000	$—
David J. Becker	2003	$216,667	$—		150,000	$325,000	(7)
Executive Vice President and	2002	$325,000	$50,000		—	$—
Chief Operating Officer(4)	2001	$307,000	$195,000		100,000	$750	(8)
Joan S. Hooper	2003	$283,334	$—		300,000	$—
Executive Vice President,	2002	$287,500	$100,000		80,000	$—
Chief Financial Officer,	2001	$268,750	$165,000		180,000	$—
Secretary and Treasurer(5)

(1)	Mr. Meakem ceased to serve as the Company’s Chief Executive Officer on January 24, 2003.

(2)	Mr. McCormick was elected President on October 3, 2002 and assumed the role of Chief Executive Officer on January 24, 2003.

(3)	Mr. Rollman was elected Treasurer and Acting Chief Financial Officer of the Company on October 23, 2003.

(4)	Mr. Becker was elected Executive Vice President and Chief Operating Officer on October 3, 2002. Prior to October 3, 2002, Mr. Becker served as President and Chief Operating Officer. Mr. Becker ceased to be an executive officer of the Company within the meaning of Rule 3b-7 promulgated under the Securities Act of 1934 on September 1, 2003.

(5)	Ms. Hooper ceased to be an executive officer of the Company within the meaning of Rule 3b-7 promulgated under the Securities Act of 1934 on October 31, 2003.

(6)	Represents a performance bonus paid in March 2004 for services rendered in 2003.

(7)	Represents a severance payment made to Mr. Becker in 2003 in connection with the termination of his employment.

(8)	Represents a patent bonus.

Option Grants

      The following table sets forth certain information regarding options granted during 2003 to the Named Executive Officers. No stock appreciation rights were granted in 2003.

Option Grants During 2003

					Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of	Percentage of			Stock Price
	Securities	Total Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term($)(2)
	Options	Employees in	Price	Expiration
Name	Granted	2003(1)	Per Share	Date	5%	10%

Glen T. Meakem	100,000	1.98%	$4.03	1/28/13	253,445	642,278
David H. McCormick	600,000	11.89%	$4.03	1/28/13	1,520,667	3,853,669
David J. Becker	150,000	2.97%	$4.03	10/30/03	—	—
Joan S. Hooper	300,000	5.95%	$4.03	12/30/03	—	—
Sean M. Rollman	35,000	0.69%	$4.03	1/28/13	88,706	224,797

(1)	Based on 5,079,650 options granted to all employees during 2003.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. Our actual stock price appreciation over the 10-year option term will likely differ from these assumed annual rates. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Option Exercises

      The following table sets forth as to the Named Executive Officers information with respect to (i) the number of shares received upon the exercise of options, (ii) the aggregate dollar value realized upon exercise, (iii) the total number of shares underlying unexercised options held at the end of 2003, and (iv) the aggregate dollar value of in-the-money unexercised options held at the end of 2003.

Option Exercises in 2003 and Year End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Year End(#)		Year End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Glen T. Meakem	—	—	1,494,750	533,250	4,408,855	1,632,422
David H. McCormick	—	—	356,000	776,000	300,375	1,301,625
David J. Becker	102,750	660,681	—	—	—	—
Joan S. Hooper	56,250	237,320	—	—	—	—
Sean M. Rollman	9,175	55,899	12,003	46,222	5,839	77,087

(1)	Based on the closing price per share of the Common Stock on the Nasdaq National Market on December 31, 2003, less the exercise price per share.

Compensation of Directors

      We reimburse our directors for travel and lodging expenses in connection with attendance at Board and committee meetings. All of our directors, including non-employee directors, are eligible to receive options under our Amended and Restated Stock Incentive Plan.

      In February 2001, we granted options to purchase 1,000,000 shares of Common Stock to each of Mr. Lane and Mr. Meredith. These options vest in 24 equal monthly installments, provided that Mr. Lane or Mr. Meredith, as applicable, is serving as a member of the Board of Directors on the applicable vesting dates. We granted the option to Mr. Lane in consideration of his service on the Board and his agreement to stand for reelection at the Annual Meeting and, if reelected, to serve as a Class II director with a term expiring at the 2004 Annual Meeting. We granted the option to Mr. Meredith in consideration of his agreement to stand for reelection at the 2003 Annual Meeting and, if reelected, to serve for a term expiring at the 2006 Annual Meeting, and to continue in his capacity as chairman of the Audit Committee during his entire term of service on the Board if requested to do so. In January 2002, Mr. Meredith voluntarily returned to the Company 541,671 options, which constituted all of the options granted to him in 2001 which were unvested as of January 30, 2002. Mr. Meredith’s agreement to continue as a member of the Board and as Chairman of the Audit Committee remains unchanged.

      In July 2003, we granted options to purchase 100,000 shares of common stock to Dr. Cohon in consideration of his Board Service. In August 2003, we granted options to purchase 100,000 shares of common stock to Mr. Newkirk in consideration of his Board Service. In February 2003, we granted options to purchase 100,000 shares of common stock to Mr. Gill in consideration of his Board service. The exercise price of all such options is the fair market value on the date of grant.

      Commencing in the first quarter of 2003, each non-employee director of the Company (other than the chair of the audit committee) will be paid a $12,500 quarterly cash retainer on the last day of each calendar quarter provided that the non-employee director is serving on the Board throughout the entire calendar quarter. The chair of the audit committee will be paid an $18,750 quarterly cash retainer provided the non-employee director is serving as the audit committee chair throughout the entire calendar quarter. The quarterly cash retainer will be paid on a pro rated basis in the event of a non-employee’s resignation or dismissal from the Board.

      In the event that any non-employee director is prohibited by the terms of a partnership agreement or otherwise from receiving the quarterly cash retainer, then, in lieu of a quarterly cash retainer, the Company will grant to such non-employee director an immediately exercisable option to purchase shares of the Company’s Common Stock, at an exercise price per share equal to the Fair Market Value (as defined in the Amended and Restated Stock Incentive Plan) on the date of grant. The number of shares subject to the option will equal the number of shares of Common Stock as will cause such option to have a dollar value, based on the “Black-Scholes” method or such other reasonable option valuation method as the Board may from time to time determine, substantially equal to the quarterly cash retainer that would otherwise have been payable to such non-employee director.

Employment and Change in Control Arrangements

      All of our executive officers serve at the discretion of the Board of Directors.

      If we experience a change of control, our Named Executive Officers are entitled to accelerated vesting of options and benefits under our Change of Control Separation Plan, as more fully described below. Under our option plans and our Change of Control Separation Plan, a change of control generally includes:

•	an acquisition of more than 50% of the combined voting power of all our outstanding securities;

•	a reorganization, merger, consolidation, or recapitalization where, following the transaction, our stockholders own 50% or less of the voting securities of the surviving corporation;

•	our liquidation or dissolution, or the sale of substantially all of our assets; or

•	individuals who currently form a majority of our Board of Directors ceasing to be a majority, unless the new directors are approved by a vote of at least a majority of our current Board.

      Upon a change of control, certain of the outstanding options held by the Named Executive Officers that were not previously vested will immediately vest. In addition, if the acquiror in any change in control fails to provide substitute options to replace the outstanding options held by these executive officers, then all outstanding options not previously vested would vest upon the change in control.

      On January 2, 2001, the Board of Directors amended and restated the stock incentive plan to eliminate the provision which provided for the automatic acceleration of 50% of unvested options and the lapse of restrictions with respect to 50% of shares of restricted stock upon a change of control. The amendment does not affect options granted under the plan prior to January 2, 2001.

      In November 2003, our Board of Directors approved a Change of Control Separation Plan. Under this plan, certain officers, including each of our Named Executive Officers who is currently serving as such, would receive separation benefits if they are terminated within eighteen months of a “change of control,” as defined in the plan. These separation benefits consist of (a) a lump sum cash payment equal to 150% of the Named Executive Officers’ annual salary at the rate in effect on his termination date plus 150% of the average of the Named Executive Officers’ annual bonuses for 2001, 2002, and 2003 (300% of annual salary and average bonus for David H. McCormick), (b) a lump sum payment equal to the average of the Named Executive Officers’ annual bonuses for 2001, 2002, and 2003, prorated to reflect the number of days that the Named Executive Officer worked in the year of termination, (c) continued employer-subsidized medical and dental coverage for the Named Executive Officer and the Named Executive Officers’ dependents for eighteen months (except in the case of David H. McCormick where such coverage will be provided for three years) following the Named Executive Officers’ termination, and (d) vesting of all stock options granted to the Named Executive Officer by FreeMarkets in accordance with a vesting schedule based upon the Named Executive Officers’ years of service with FreeMarkets.

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

Beneficial Ownership Table

      The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of February 29, 2004 held by each person who is known by the Company to have been the beneficial owner of more than five percent of the Company’s Common Stock on such date, by our Chief Executive Officer and the other Named Executive Officers listed in the Summary Compensation

Table below, our directors and by all directors and executive officers of the Company as a group (based on 42,928,327 shares of Common Stock outstanding as of such date).

	Beneficial Ownership
	of Common Stock

	Number		Percent
Beneficial Owner	of Shares		of Class

Directors and Executive Officers
Glen T. Meakem	3,028,250	(1)	6.81%
David H. McCormick	443,800	(2)	1.02%
Sean M. Rollman	20,481	(3)	*
Jared Cohon	25,000	(4)	*
Thomas J. Gill	33,333	(5)	*
Raymond J. Lane	1,741,666	(6)	3.96%
Thomas J. Meredith	558,995	(7)	1.29%
Karl Newkirk	16,666	(8)	*
All directors and executive officers as a group	5,868,191	(9)	12.62%
5% Stockholders
Strong Capital Management, Inc. and Richard S. Strong	2,177,720	(10)	5.07%
100 Hundred Heritage Reserve Menomonee Falls, Wisconsin 53051

*	Less than 1%.

(1)	Includes 874,000 shares held by a limited partnership controlled by Mr. Meakem, 212,200 shares held by a charitable foundation controlled by Mr. Meakem, and 1,512,250 shares which may be acquired by April 29, 2004 (i.e., within 60 days of February 29, 2004) pursuant to the exercise of options.

(2)	Includes 440,000 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(3)	Includes 18,053 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(4)	Consists of 25,000 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(5)	Consists of 33,333 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(6)	Consists of 1,041,666 shares which may be acquired by April 29, 2004 pursuant to the exercise of options and 700,000 shares held by limited partnerships for which KPCB IX Associates, LLC is the general partner. Mr. Lane is a managing director of KPCB IX Associates, LLC. Mr. Lane disclaims beneficial ownership of the shares held by the limited partnerships except to the extent of his pecuniary interest therein.

(7)	Includes 499,995 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(8)	Consists of 16,666 shares which may be acquired by April 29, 2004 pursuant to the exercise of options.

(9)	See notes (1) through (8).

(10)	Based solely on information contained in a Schedule 13G filed with the SEC by Strong Capital Management, Inc. on March 2, 2004. Strong Capital Management, Inc. and Mr. Richard S. Strong have shared voting power to dispose of and to direct the disposition of 2,177,720 shares.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accountant Fees and Services

      Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002

Audit	$288,300	$269,200
Audit related	12,400	39,100
Tax	415,000	527,300

	$715,700	$835,600

      The audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of the Company’s quarterly consolidated financial statements and statutory audits.

      The audit related fees for the year ended December 31, 2003 were for assurance and related services related to employee benefit plan audits and assistance related to the internal control reporting requirements of the Sarbanes-Oxley Act. The audit related fees for the year ended December 31, 2002 were for assurance and related services related to employee benefit plan audits and other audit related services.

      Tax fees for the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance in the United States and foreign jurisdictions, and tax planning and advice.

      During the years ended December 31, 2003 and 2002, PricewaterhouseCoopers rendered no professional services to the Company in connection with the design and implementation of financial information systems.

      The Audit Committee has implemented policies and procedures that require Audit Committee pre-approval of all audit and non-audit services performed by the Company’s independent accounting firm. Pre-approval is generally provided early in the year and includes a specific budget as to each category of services to be provided and the specific services within each category. The Company’s management and independent accountants periodically report to the Audit Committee at its regular meetings regarding the nature, scope and cost of services provided up to the date of each such report. Audit Committee pre-approval is required for any engagements that may arise during that year that are outside the scope and budget that have been pre-approved at the beginning of the year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Financial Statements and Supplementary Data. The following Financial Statements of the Company are filed with this Form 10-K/A:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The following financial statement schedule is filed as part of this Annual Report on Form 10-K/A:

Schedule II — Valuation and Qualifying Accounts

3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K/A. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Number		Description

3.1		Registrant’s Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment dated May 12, 2000.(1)
3.2		Registrant’s Amended and Restated Bylaws.(2)
10	.1‡	Service and Market Access Agreement made as of October 19, 2000 and effective as of January 1, 2001 by and between the registrant and United Technologies Corporation.(3)
10	.2(a)	Lease Agreement between the registrant and One Oliver Associates Limited Partnership dated October 21, 1998.(4)
10	.2(b)	First Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated March 30, 1999.(4)
10	.2(c)	Second Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated June 1999.(5)
10	.2(d)	Third Amendment to Lease between the registrant and One Oliver Associates Limited Partnership dated March 2000.(13)
10	.3(a)	Credit Agreement dated as of November 3, 2000 by and among the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, as amended by the First Amendment dated as of December 2, 2000, the Second Amendment dated as of February 7, 2001 and the Third Amendment dated as of October 31, 2001.(6)
10	.3(b)	Fourth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of October 10, 2002.(13)
10	.3(c)	Fifth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon ValleyBank, as syndication agent, dated as of December 26, 2002.(13)
10	.3(d)	Sixth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of February 28, 2003.
10	.3(e)	Seventh Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association, as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of December 18, 2003.
10.4		Registrant’s 1996 Stock Incentive Plan.(4)
10.5		Registrant’s Second Amended and Restated Stock Incentive Plan.(7)
10.6		Registrant’s Amended and Restated Employee Stock Purchase Plan.(8)
10.7		Form of Indemnification Agreement between the registrant and each of its directors and officers.(9)
10	.8*	Restricted Stock Purchase Agreement between Thomas J. Meredith and the registrant dated as of November 23, 1999.(10)
10	.9‡	Long Term Access and Services Agreement dated as of April 17, 2000 by and between the registrant and Visteon Corporation.(11)
10	.10‡	Common Stock Purchase Warrant of the registrant issued to Visteon Corporation dated April 17, 2000.(11)
10	.11(a)	1998 Stock Option Grant Certificate (Raymond L. Lane).(12)

Exhibit
Number		Description

10	.11(b)	1998 Stock Option Grant Certificate (Thomas J. Meredith).(12)
10.12		2001 Broad Based Equity Incentive Plan.
10.13		2002 Bonus Plan.
10	.14*	Change of Control Separation Plan.
21.1		Subsidiaries of the registrant.(8)
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

*	Indicates management contract or compensatory plan or arrangements.

‡	Portions of this exhibit have been omitted based on a request for confidential treatment filed with the SEC. The omitted portions of the exhibit have been filed separately with the SEC.

(1)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-8, as filed with the SEC on May 26, 2000.
(2)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-8, as filed with the SEC on July 10, 2001.
(3)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2000, as filed with the SEC on February 23, 2001.
(4)	Incorporated by reference to exhibit filed with the Registration Statement as filed with the SEC on September 8, 1999.
(5)	Incorporated by reference to exhibit filed with Amendment No. 2 to the Registration Statement, as filed with the SEC on November 1, 1999.
(6)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 12, 2002.
(7)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-4, as filed with the SEC on February 23, 2001.
(8)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 16, 2000.
(9)	Incorporated by reference to exhibit filed with Amendment No. 5 to the Registration Statement, as filed with the SEC on November 18, 1999.

(10)	Incorporated by reference to exhibit filed with Amendment No. 6 to the Registration Statement, as filed with the SEC on November 23, 1999.
(11)	Incorporated by reference to exhibit filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC in August 2, 2000.
(12)	Incorporated by reference to exhibit filed with the registrant’s Registration Statement on Form S-4/A, as filed with the SEC on May 10, 2001.
(13)	Incorporated by reference to exhibit filed with the registrant’s Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 14, 2003.

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

Dated: April 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ GLEN T. MEAKEM* Glen T. Meakem	Chairman of the Board and Director	April 29, 2004

/s/ DAVID H. MCCORMICK David H. McCormick	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004

/s/ SEAN M. ROLLMAN Sean M. Rollman	Vice President, Controller, Treasurer and acting Chief Financial Officer	April 29, 2004

/s/ DR. JARED L. COHON* Dr. Jared L. Cohon	Director	April 29, 2004

/s/ THOMAS J. GILL* Thomas J. Gill	Director	April 29, 2004

/s/ RAYMOND J. LANE* Raymond J. Lane	Director	April 29, 2004

/s/ THOMAS J. MEREDITH* Thomas J. Meredith	Director	April 29, 2004

/s/ KARL E. NEWKIRK* Karl E. Newkirk	Director	April 29, 2004

*By: /s/ DAVID H. MCCORMICK Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Change of Control Separation Plan.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of FreeMarkets, Inc. and Subsidiaries:

      Our audits of the consolidated financial statements referred to in our report dated February 6, 2004 appearing in this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 6, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at		Charged to
	Beginning of	Charged to	Other		Balance at
	Period	Expense	Accounts(1)	Deductions	End of Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$1,915,000	$1,501,000	$—	$(1,296,000)	$2,120,000
Year ended December 31, 2002	1,015,000	1,555,000	—	(655,000)	1,915,000
Year ended December 31, 2001	903,000	3,123,000	—	(3,011,000)	1,015,000
Allowance for deferred tax assets:
Year ended December 31, 2003	88,299,000	3,825,000	1,094,000	—	93,218,000
Year ended December 31, 2002	76,490,000	10,173,000	1,636,000	—	88,299,000
Year ended December 31, 2001	38,271,000	36,459,000	1,760,000	—	76,490,000

(1)	Represents the valuation allowance related to the exercise of non-qualified stock options which is recorded in stockholder’s equity.