Form 10-Q
period 2004-03-31
FREEMARKETS INC
filed 2004-04-30
CIK 949968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [✓]  No [ ]

      The number of shares of the registrant’s common stock outstanding as of the close of business on March 31, 2004 was 42,975,011.

FreeMarkets, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FreeMarkets, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
($ in thousands)

	March 31,	December 31,
	2004	2003*

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$60,850	$102,935

Short-term marketable investments	11,265	8,663

Accounts receivable, net	27,743	25,039

Other current assets	6,847	6,399

Total current assets	106,705	143,036

Long-term marketable investments	35,635	25,076

Property and equipment, net	9,324	10,571

Goodwill and other intangible assets, net	18,838	2,579

Other assets	2,020	1,887

Total assets	$172,522	$183,149

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,901	$4,757

Accrued incentive compensation	1,811	6,915

Accrued restructuring charges	2,681	2,676

Other current liabilities	20,444	19,020

Current portion of long-term debt	486	818

Total current liabilities	28,323	34,186

Accrued restructuring charges, net of current portion	5,638	4,404

Long-term debt	309	342

Total liabilities	34,270	38,932

Commitments and contingencies

Stockholders’ equity:

Common stock	430	423

Additional capital	599,239	592,343

Unearned stock-based compensation	(12)	(24)

Stock purchase warrants	76,388	76,388

Accumulated other comprehensive income	438	220

Accumulated deficit	(538,231)	(525,133)

Total stockholders’ equity	138,252	144,217

Total liabilities and stockholders’ equity	$172,522	$183,149

*	Summarized from audited December 31, 2003 balance sheet.

      The accompanying notes are an integral part of the condensed consolidated financial statements.

FreeMarkets, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(unaudited; amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2004	2003

Net revenues	$29,997	$34,520

Operating costs and expenses:

Cost of revenues	16,878	18,399

Research and development	5,812	6,490

Sales and marketing	8,313	9,369

General and administrative	4,019	6,051

Stock compensation and warrant costs (1)	2,210	1,989

Ariba merger-related costs	2,108	—

Restructuring charges	4,131	4,719

Total operating costs and expenses	43,471	47,017

Operating loss	(13,474)	(12,497)

Interest and other income, net	691	989

Loss before taxes	(12,783)	(11,508)

Provision for income taxes	315	291

Net loss	$(13,098)	$(11,799)

Basic and diluted earnings per share	$(0.31)	$(0.28)

Shares used in computing basic and diluted earnings per share	42,575	41,998

(1)	Stock compensation and warrant costs are attributable to the following operating expense categories:

	Three Months Ended
	March 31,

	2004	2003

Research and development	$8	$5

Sales and marketing	2,202	1,984

	$2,210	$1,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

FreeMarkets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(unaudited; $ in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:

Net loss	$(13,098)	$(11,799)

Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	2,858	3,767

Provision for bad debts	249	750

Stock compensation and warrant costs	2,210	1,989

Non-cash restructuring (benefit)/costs, net	(286)	89

Cash from changes in assets and liabilities, net of acquisition:

Accounts receivable	(1,314)	6

Other assets	(581)	1,505

Accounts payable	(1,856)	(433)

Other liabilities	(3,884)	(2,438)

Net cash from operating activities	(15,702)	(6,564)

Cash flows from investing activities:

Acquisition, net of cash acquired of $2,150	(14,847)	—

Purchases of marketable investments	(18,815)	(6,659)

Maturities of marketable investments	5,782	24,279

Capital expenditures	(1,204)	(219)

Net cash from investing activities	(29,084)	17,401

Cash flows from financing activities:

Repayment of debt	(365)	(874)

Proceeds from debt	—	500

Proceeds from customer fees applied to warrant	938	3,750

Payments to acquire and retire stock	—	(3,581)

Options exercised	2,128	170

Net cash from financing activities	2,701	(35)

Net change in cash and cash equivalents	(42,085)	10,802

Cash and cash equivalents at beginning of period	102,935	94,593

Cash and cash equivalents at end of period	$60,850	$105,395

Supplemental non-cash disclosure:

Amounts due from customer characterized as payment for warrant	$4,654	$1,875

The accompanying notes are an integral part of the condensed consolidated financial statements.

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1.     Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared by FreeMarkets, Inc. and Subsidiaries (the “Company”) and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K/ A filed with the SEC on April 29, 2004.

Note 2.     Merger with Ariba

      In January 2004, the Company announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of the Company’s common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter. Because the merger is subject to factors beyond the parties’ control, however, the Company cannot predict whether or when the merger will be completed. The Company has incurred to date merger-related costs of approximately $2.1 million related to financial advisor and other professional fees, which were all expensed in Q1 2004. Upon closing of the merger we become obligated to pay $2.5 million in merger-related investment banking fees.

Note 3.     Earnings Per Share

      The following potentially dilutive common shares were excluded because their effect was antidilutive:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)

Stock options (treasury method)	3,236	2,070

      Options and warrants to purchase 9.6 million and 14.3 million shares of common stock were outstanding as of March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

      The following table illustrates the effect on earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands, except
	per share amounts)

Net loss, as reported	$(13,098)	$(11,799)

Add: Stock-based employee compensation expense included in reported net income	12	28

Less: Total stock-based employee compensation expense determined under fair value method for all awards	(5,182)	(9,366)

Pro forma net loss	$(18,268)	$(21,137)

Earnings per share:
Basic and diluted

As reported	$(0.31)	$(0.28)

Pro forma	$(0.43)	$(0.50)

Note 4.     Stockholders’ Equity

      The components of comprehensive loss were as follows:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)

Net loss	$(13,098)	$(11,799)

Change in unrealized value on investments, net	128	(140)

Translation adjustment, net	90	61

	$(12,880)	$(12,000)

      The components of accumulated comprehensive income were as follows:

	March 31,	December 31,
	2004	2003

	(in thousands)

Unrealized gains (losses) on investments, net	$47	$(81)

Cumulative translation adjustments	391	301

	$438	$220

Note 5.     Acquisition, Goodwill and Other Intangible Assets

      In January 2004, the Company acquired the auction and services business of Covisint, an independent e-business provider for the global automotive industry for $16.3 million. The acquisition of Covisint is complimentary to the Company’s existing service offering. In accordance with SFAS No. 141, “Business Combinations,” the acquisition was accounted for as a purchase business combination. Accordingly, the purchase price allocations have been based upon an estimated fair value of net assets acquired. Covisint’s operating results

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

have been included in the Company’s Consolidated Results of Operations since the date of the acquisition. The purchase price of $17.0 million, including transaction costs of $697,000, was allocated as follows (in thousands):

Fair value of assets acquired	$19,147

Fair value of liabilities assumed	(2,150)

Total purchase price	16,997

Less: cash acquired	(2,150)

Cash paid for acquisition	$14,847

      The Company’s methodology for allocating the purchase price to the customer contracts and technology acquired is based on a valuation performed by an independent third party. Goodwill will not be amortized, but will instead be subject to an annual impairment test. Goodwill resulting from the acquisition is expected to be tax deductible, but will be subject to a full valuation allowance as a result of the Company’s history of losses. Amortization of the technology acquired is being amortized over its estimated useful life of six months in cost of revenues in the Statement of Operations. Amortization of the customer contracts acquired is being amortized over the estimated useful lives of three to four years and is recorded as a reduction to gross revenues in the Statement of Operations.

      The following unaudited pro forma financial information presents the Company’s results of operations as if the acquisition of Covisint occurred at the beginning of the period presented. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Covisint constituted a single entity during such period.

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Revenues	$29,997	$41,008

Net loss	(13,098)	(13,605)

Basic and diluted earnings per share	(0.31)	(0.32)

      The following table sets forth an analysis of goodwill and other intangible assets as of March 31, 2004:

		Carrying			Carrying
	Estimated Useful	Amount			Amount
	Life	December 31, 2003	Acquisition	Amortization	March 31, 2004

	(in thousands)

Goodwill	Indefinite	$2,000	$7,597	$—	$9,597

Customer contracts acquired	3 – 4 years	—	9,100	(577)	8,523

Technology acquired	6 months	—	300	(150)	150

Patents and trademarks	17 years	579	—	(11)	568

		$2,579	$16,997	$(738)	$18,838

      The Company completed its annual test for impairment in Q1 2004, and concluded at that time that the Company did not have any impairment of goodwill based on the estimated fair value as determined by discounted cash flows.

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

Note 6.     Restructuring Charge

2004 Restructuring Plan

      In Q1 2004, the Company initiated two restructuring programs. These programs were focused on eliminating certain positions throughout its global workforce and re-assessing the Company’s facility needs. The following is a summary of these programs:

Workforce Reduction Plan

      In Q1 2004, the Company executed a restructuring plan resulting in the elimination of 69 positions in its global workforce. This represented approximately 7% of total employees. The Company recorded a restructuring charge of $2.0 million in Q1 2004 covering these severance costs. The remaining liability for employee severance and termination benefit costs of $131,000 will be paid in Q2 2004.

Facility Reduction Plan

      Also in Q1 2004, the Company re-assessed its global headquarters office space in Pittsburgh, Pennsylvania, and ceased using one of the floors it leases through May 2010, as well as closed two domestic offices. The Company recorded a restructuring charge of $2.8 million in Q1 2004. The Company intends to sub-lease the floor in its global headquarters, and estimated sublease income based on current real estate market conditions.

      The 2004 facility reduction plan includes $2.4 million of estimated future obligations for non-cancelable lease payments generated by exiting an excess leased floor and two domestic offices, $331,000 for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use and $81,000 for restructuring plan implementation costs. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of March 31, 2004, $543,000 of the $2.3 million accrual will be paid in the twelve months from March 31, 2004 and is therefore classified as a current liability in the Company’s consolidated balance sheet.

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

Workforce Reduction Plan

      In Q1 2003, the Company executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. This represented approximately 7% of total employees. The Company recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The liability for employee severance and termination benefit costs related to this activity was paid by December 31, 2003.

Facility Reduction Plan

      Also in 2003, the Company re-assessed its global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors it leases through May 2010. The Company recorded a restructuring charge of $3.0 million and $2.0 million in Q1 2003 and Q4 2003, respectively. The Company intends to sub-lease these floors, and estimated sublease income based on prevailing real estate market conditions.

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

      The facility reduction plan includes $2.9 million and $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting excess leased floors in Q1 2003 and Q4 2003, respectively, and $89,000 and $282,000 for the impairment of property and equipment (leasehold improvements) that were no longer in use in Q1 2003 and Q4 2003, respectively. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of March 31, 2004, $688,000 of the $4.2 million accrual will be paid in the twelve month period from March 31, 2004, and is therefore classified as a current liability in the Company’s consolidated balance sheet.

European Restructuring Plan

      In Q3 2003, in order to better serve the Company’s customers and enable it to create a more leveraged, profitable and efficient business across Europe, the Company initiated a restructuring plan resulting in the net elimination of 74 positions in its European business. There were 105 positions eliminated with the closing of the Brussels facility, offset by 31 positions added to the existing European facilities in London, Paris and Frankfurt. The Company recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. As of March 31, 2004, the severance costs have been paid in accordance with local employment laws.

      In Q4 2003, the Company recorded an additional charge of $4.2 million. This charge includes $847,000 of severance costs, $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting the Brussels facility, $1.2 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use, and $308,000 for restructuring plan implementation costs, primarily comprised of legal and other professional fees. The Company intends to sub-lease the facility, and estimated sublease income based on prevailing real estate market conditions. The Company expects to pay the remaining restructuring accrual relating to severance and implementation costs in the amount of $617,000 in Q2 2004. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term through August 2006. As of March 31, 2004, $702,000 of the $1.1 million accrual for lease costs will be paid in the next twelve months, and is therefore classified as a current liability in the Company’s consolidated balance sheet.

      In Q1 2004, as a result of substantially completing the liquidation of the investment in the Belgium entity, the Company recorded a benefit of $617,000 relating to the amount accumulated in the translation component of equity.

      The following table sets forth an analysis of the restructuring accrual activity for the period ended March 31, 2004:

	2004 Restructuring Plan		2003 Restructuring Plan

	Workforce	Facility	Facility	European
	Reduction	Reduction	Reduction	Restructuring
	Plan	Plan	Plan	Plan	Total

Balance as of December 31, 2003	$—	$—	$4,318	$2,762	$7,080

Restructuring charge in Q1 2004:

Severance and benefits	1,966	—	—	—	1,966

Accrued lease costs	—	2,370	—	—	2,370

Property and equipment impairment	—	331	—	—	331

Implementation costs	—	81	—	—	81

Liquidation of subsidiary	—	—	—	(617)	(617)

Total charge in Q1 2004	1,966	2,782	—	(617)	4,131

Cash paid	(1,835)	(165)	(163)	(1,015)	(3,178)

Amounts utilized	—	(331)	—	617	286

Balance as of March 31, 2004	$131	$2,286	$4,155	$1,747	$8,319

FreeMarkets, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — (continued)

Note 7.     Securities Class Action Complaints

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

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).

      Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in our Annual Report on Form 10-K/ A for the year ended December 31, 2003, as filed with the SEC on April 29, 2004.

Overview

      FreeMarkets provides software and service solutions to help companies improve their sourcing and global supply management processes and enhance the capabilities of their supply management organizations. Our customers are buyers of industrial parts, raw materials, commodities and services. As of March 31, 2004, we serve our customers from 17 locations in 13 countries on five continents. Our team members provide service to customers in more than 35 languages through operations centers in Pittsburgh and Singapore.

      Since inception, FreeMarkets has provided software and services to help companies identify savings, enhance their sourcing efficiency and achieve their strategic sourcing goals by enabling them to source goods and services in our online markets. In providing these services, we work with our customers to identify and screen suppliers and to assemble a request for quotation that provides detailed, clear and consistent information for suppliers to use in our online markets. Our web-based technology enables suppliers from around the world to submit bids for our customers’ purchase orders in real-time interactive competition featuring “downward price” dynamic bidding. While we have provided this technology-enhanced service to buyers since 1995, we began to describe it using the “FullSource” name in 2001. In 2001, we also introduced our QS solution, which enables customers to conduct their own sourcing projects, including running their own online markets. During 2002 and 2003, we introduced a number of new solution offerings to expand beyond sourcing to address a broader set of supply management activities. Our development of a broader set of solutions is part of a strategic transition from a company that offers a single technology-enhanced service to one with multiple software and service solutions. These activities include supply analysis and strategy, spend requirements management, sourcing, supplier development and supplier relationship management. We refer to these activities as Global Supply Management, or GSM.

      Our solutions combine software, services and information to address the GSM market. These solutions are ultimately designed to help companies lower costs and reduce their supply risks.

      In January 2004, we announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. Under terms of the agreement, shareholders of our common stock will receive 2.25 Ariba common shares and $2.00 in cash for each outstanding share of FreeMarkets. The transaction is subject to customary closing conditions, including regulatory review and approval by the stockholders of each company, and is expected to close in the latter part of the second quarter. Because the merger is subject to factors beyond the parties’ control, however, we cannot predict whether or when the merger will be completed.

      Also in January 2004, we acquired the auction and services business of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million.

      Also in January 2004, we executed a restructuring plan resulting in the elimination of 69 positions in our global workforce. Additionally, in February 2004, we evaluated our office space in Pittsburgh, Pennsylvania, and determined that we will cease using one of the floors we currently lease in our global headquarters. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, we recorded a restructuring charge of $4.1 million in Q1 2004 covering these severance and lease costs.

Overview of Q1 2004 Financial Results

      Our operating results during Q1 2004 should be considered within the context of our continuing transition to a provider of multiple software and service solutions, the restructuring plan implemented during the quarter and our merger announcement with Ariba in January 2004. Net revenues in Q1 2004 decreased $4.5 million, or 13% from Q1 2003 due to a combination of factors, including a change in the mix of products and services deployed by our customers, partially offset by revenue from contracts acquired from Covisint, which comprise approximately 10% of Q1 2004 net revenues. The decrease is also due to the merger announcement, which has caused a number of existing customers to either defer their contract renewal decisions or make smaller renewal commitments. We believe that the announcement has lengthened our sales cycles with potential customers, who are deferring their purchasing decisions because of concerns regarding our future solutions roadmap.

      Total operating expenses in Q1 2004 declined $3.5 million, or 7% from Q1 2003 primarily due to reduced compensation costs (down $2.2 million on a 10% decrease in average number of employees), depreciation expense (down $1.7 million) and cost cutting measures in discretionary spending such as marketing and advertising (down $1.4 million). The decline in operating expenses was offset by $2.1 million in Ariba merger-related costs. We ended Q1 2004 with 896 employees versus 992 at the end of Q1 2003. Finally, total cash and investments of $107.8 million at the end of Q1 2004 was $28.9 million less than the $136.7 million at the end of Q4 2003. The decrease is primarily due to the $14.8 million cash paid for the acquisition of Covisint’s auction services business and related transaction costs in January 2004 and the $13.1 million net loss in Q1 2004.

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

      Our FullSource service agreements typically provide revenues from fixed monthly fees, and may also include performance incentive payments based on volume and/or savings. The structure in a particular service agreement may vary, depending upon the needs of our customer and the conventional practices in the supply market where our customer obtains its materials, commodities or services. The fees that we receive are for the use of our technology, supplier and supply market information, sourcing operations staff and facilities. Negotiated fees vary by customer, and reflect both the anticipated volume and the staffing, expertise and technology we anticipate committing to complete the services requested by our customers. We recognize revenues from our fixed monthly FullSource fees ratably as we provide access to our services over the related contract period. Our agreements range in length from a few months to as many as five years. At any given time, we have agreements of varying lengths with staggered expirations. Some of our agreements permit early termination without cause by our customers without penalty. The customers related to the acquisition of Covisint are served using legacy technology that will be transitioned over to FreeMarkets technology during 2004. The services provided are similar in nature to that of our FullSource offering, and therefore, substantially all of their revenues are allocated to FullSource and recognized in a manner consistent with our FullSource service contracts.

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

      The agreements for our ES, Spend Visibility and Supplier Implementation solutions provide for revenues from fixed monthly access fees. The fees that we receive are for providing access to our technology and for certain services. We recognize revenues from these new offerings as we provide access or services.

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

Allowance for doubtful accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all customers, we recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be required in the future.

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

      Below is a reconciliation of net revenues under generally accepted accounting principles with net revenues plus the fees we earn under our service contract with Visteon:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)

Net revenues and fees	$32,573	$37,333

Less fees characterized as payment for warrant	(2,576)	(2,813)

Net revenues	$29,997	$34,520

Treatment of Covisint Acquisition

      In January 2004, we acquired the auction and services business of Covisint, an independent e-business service provider for the global automotive industry, for $16.3 million. As a result of this transaction, the selling shareholders of Covisint became FreeMarkets customers through our assumption of those shareholders’ existing service agreements with Covisint. We are recording the amortization of the fair value of those customer contracts as a reduction in revenue. We recorded a $9.1 million customer intangible asset as a result of a third-party valuation of those contracts, which is being amortized over three to four years. During Q1 2004, we recorded $577,000 of amortization as a reduction in revenue.

Results of Operations

      The following table sets forth condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,

	2004	2003

Net revenues	100%	100%

Operating costs and expenses:

Cost of revenues	56	53

Research and development	19	19

Sales and marketing	28	27

General and administrative	13	18

Stock compensation and warrant costs*	8	6

Ariba merger-related costs	7	—

Restructuring charge	14	13

Operating loss	(45)	(36)

Interest and other income, net	2	3

Loss before taxes and change in accounting	(43)	(33)

Provision for income taxes	1	1

Net loss	(44)%	(34)%

*	Stock compensation and warrant costs have not been allocated to research and development and sales and marketing.

Three Months Ended March 31, 2004 and 2003

      All references to “Q1 2004” and “Q1 2003” are for the three months ended March 31, 2004 and 2003, respectively.

Net revenues

      Net revenues decreased 13% from $34.5 million in Q1 2003 to $30.0 million in Q1 2004. The decrease in net revenues is due to a combination of factors, including a change in the mix of products and services deployed by our customers, partially offset by revenue from contracts acquired from Covisint, which comprise approximately 10% of Q1 2004 net revenues. The decrease is also due to the merger announcement, which has caused a number of existing customers to either defer their contract renewal decisions or make smaller renewal commitments. We believe that the announcement has lengthened our sales cycles with potential customers, who are deferring their purchasing decisions because of concerns regarding our future solutions roadmap.

      In 2003 and early 2004, several large customers renewed their FullSource service agreements at lower market volumes than the volumes provided in previously existing agreements, resulting in 34% lower net revenues from our FullSource offering in Q1 2004 compared to Q1 2003. In addition, with the introduction of our less-costly QS solution in early 2001 and several other new offerings in late 2002 and early 2003, many FullSource-only customers have expanded their use of our solutions to include a broader mix of FullSource, QS and related offerings. As customers gain experience with our sourcing solutions, certain entities have migrated a portion of their sourcing requirements to our self-service technologies. In some cases, increased sales of additional solutions to existing customers have resulted in lower total net revenues due to this migration to our self-service technologies. For instance, our transition to a multiple-solutions company over the past two years is a result of leveraging our knowledge and service capabilities to grow our other solutions, most notably QS, ES and Consulting. These other solutions combined delivered 46% more net revenues in Q1 2004 compared to Q1 2003, partially offsetting the decline in FullSource.

      To illustrate this migration, our top 20 customers in Q1 2003, which accounted for approximately 60% of total revenues, reduced their use of FullSource by $10.4 million in Q1 2004 as compared with Q1 2003. Those same 20 customers migrated a portion of their sourcing solutions needs to our QS and other less costly offerings over the same time period, resulting in an increase from those customers for these solutions of $1.9 million, or 66%. However, the growth in those less-costly solutions and the acquisition of Covisint in Q1 2004 did not offset the decline in revenues from our FullSource solution.

Operating costs and expenses

      Cost of revenues. Cost of revenues decreased from $18.4 million, or 53% of revenues in Q1 2003 to $16.9 million, or 56% of revenues in Q1 2003. The increase in cost of revenues as a percentage of revenues from Q1 2003 to Q1 2004 was primarily the result of the 13% decrease in revenues from Q1 2003 to Q1 2004, partially offset by an 8% overall decrease in cost of revenues. The decrease in absolute dollar amounts from Q1 2003 to Q1 2004 is primarily attributable to the following: (1) decrease in compensation and benefits expense in the amount of $1.2 million, primarily due to a 9% decrease in the average number of account management, global sourcing services and market operations staff; (2) reduced overhead in the amount of $1.1 million, primarily comprised of reduced depreciation expense in the amount of $936,000; and (3) reduced bad debt expense in the amount of $501,000 due to the write-off of approximately $900,000 due from a single customer in Q1 2003. The decrease in cost of revenues in absolute dollars is partially offset by an increase in professional and consulting costs in the amount of $1.4 million associated with serving contracts acquired in the Covisint acquisition in January 2004. Cost of revenues includes the costs we incur in performing our obligations under the Visteon service contract, even though the fees we earn under that contract are excluded from revenues.

      Research and development. Research and development costs decreased from $6.5 million, or 19% of revenues in Q1 2003, to $5.8 million, or 19% of revenues in Q1 2004. The decrease was primarily related to the following: (1) reduced overhead in the amount of $718,000, primarily comprised of reduced depreciation expense; and (2) reduced consulting fees in the amount of $329,000. The decrease in research and development costs is partially offset by a $400,000 charge in Q1 2004 associated with a legal settlement with a former vendor.

      Sales and marketing. Sales and marketing costs decreased from $9.4 million, or 27% of revenues in Q1 2003, to $8.3 million, or 28% of revenues in Q1 2004. The decrease is primarily attributable to cost cutting measures in discretionary spending in Q1 2004 such as marketing and advertising in the amount of $1.4 million.

      General and administrative. General and administrative costs decreased from $6.1 million, or 18% of revenues in Q1 2003, to $4.0 million, or 13% of revenues in Q1 2004. The decrease from Q1 2003 to Q1 2004 is primarily attributable to the following: (1) reduced compensation and benefits expense in the amount of $855,000 due to a 28% decrease in the average number of personnel in the areas of human resources, finance and facilities management in Q1 2004 compared to Q1 2003; and (2) reduced overhead in the amount of $761,000, primarily comprised of reduced depreciation expense in the amount of $245,000.

      Stock compensation and warrant costs. In April 2000, we recorded $95.5 million of unearned warrant costs related to a warrant granted to Visteon. This value was calculated using the Black-Scholes pricing model at the date of grant and is being amortized over a five-year period ending April 2005. In each of Q1 2003 and Q1 2004, $4.8 million was amortized related to this warrant, with $2.8 million and $2.6 million in Q1 2003 and Q1 2004, respectively, reflected as a reduction to our revenues (reducing the revenues under the Visteon service contract to zero) and $2.0 million and $2.2 million in Q1 2003 and Q1 2004, respectively, as stock compensation and warrant costs.

      Ariba merger-related costs. In January 2004, we announced a definitive agreement to merge with Ariba, Inc. (“Ariba”), a provider of Enterprise Spend Management products and services. In Q1 2004, we incurred merger-related costs of $2.1 million related to our financial advisor and other professional fees.

      Restructuring charges. Throughout 2003 and Q1 2004, we initiated several restructuring programs that were focused on eliminating certain positions throughout our global workforce, re-assessing our facility needs and consolidating European operations to create a more profitable and efficient business. We expect to generate annual savings of approximately $19.5 million as a result of these programs, of which $17.3 million relates to compensation and benefits and $2.2 million relates to rent and depreciation. Annual savings are expected to be realized in the following income statement line items: $9.8 million in cost of revenues; $3.5 million in research and development; $4.0 million in sales and marketing; and $2.2 million in general and administrative. The following is a summary of these programs:

2003 Restructuring plans

Workforce reduction plan

      In Q1 2003, we executed a restructuring plan resulting in the elimination of 79 positions in its global workforce. This represented approximately 7% of total employees. We recorded a restructuring charge of $1.8 million in Q1 2003 covering these severance costs. The liability for employee severance and termination benefit costs related to this activity was paid by December 31, 2003; and therefore no incremental liquidity resources will be utilized in the future to implement this plan. Annual savings from this plan are approximately $6.4 million, of which approximately $1.6 million was realized in compensation and benefit costs of our Q1 2004 operating results. Annual savings for this plan are expected to be realized in the following income statement line items: $3.7 million in cost of revenues; $1.0 million in research and development; $1.0 million in sales and marketing; and $642,000 in general and administrative.

Facility reduction plan

      Also in 2003, we re-assessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using two of the floors we lease through May 2010. We recorded a restructuring charge of $3.0 million and $2.0 million in Q1 2003 and Q4 2003, respectively. We intend to sub-lease these floors, and estimated sublease income based on current real estate market conditions.

      The facility reduction plan includes $2.9 million and $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting excess leased floors in Q1 2003 and Q4 2003, respectively, and $89,000 and $282,000 for the impairment of property and equipment (leasehold improvements) that were no longer in use in Q1 2003 and Q4 2003, respectively. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of March 31, 2004, $688,000 of the $4.2 million accrual will be paid in the twelve month period from March 31, 2004, and is therefore classified as a current liability in the Company’s consolidated balance sheet. The $688,000 current liability also represents our expected liquidity requirements in the next twelve months to continue the implementation of this plan. Annual savings from this plan are $717,000 of which $179,000 was realized in rent and depreciation costs of our Q1 2004 operating results. Annual savings for this plan are expected to be realized in the following income statement line items: $447,000 in cost of revenues; $123,000 in research and development; $123,000 in sales and marketing; and $24,000 in general and administrative.

European restructuring plan

      In Q3 2003, in order to better serve our customers and enable us to create a more leveraged, profitable and efficient business across Europe, we initiated a restructuring plan resulting in the net elimination of 74 positions in our European business. There were 105 positions eliminated with the closing of our Brussels facility, offset by 31 positions added to our existing European facilities in London, Paris and Frankfurt. We recorded a restructuring charge of $3.2 million in Q3 2003 covering these severance costs and legal fees. As of March 31, 2004, the severance costs have been paid in accordance with local employment laws; and therefore no incremental liquidity resources will be utilized in the future to implement this portion of the Europe plan.

      In Q4 2003, we recorded an additional charge of $4.2 million. This charge includes $847,000 of severance costs, $1.8 million of estimated future obligations for non-cancelable lease payments generated by exiting the Brussels facility, $1.2 million for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use, and $308,000 for restructuring plan implementation costs, primarily comprised of legal and other professional fees. We intend to sub-lease the facility, and estimated sublease income based on current real estate market conditions. We expect to pay the remaining restructuring accrual relating to severance and implementation in the amount of $617,000 in Q2 2004. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term through August 2006. As of March 31, 2004, $702,000 of the

$1.1 million accrual for lease costs will be paid in the next twelve months, and is therefore classified as a current liability in our consolidated balance sheet. The $617,000 remaining payments for severance and implementation and $702,000 current liability for lease costs represents our expected liquidity requirements for the next twelve months to continue the implementation of this portion of the Europe plan. Annual savings from this plan are $5.8 million, of which approximately $750,000 was realized in compensation and benefits costs and $249,000 in rent and depreciation costs in our Q1 2004 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $3.4 million in cost of revenues; $159,000 in research and development; $1.7 million in sales and marketing; and $579,000 in general and administrative.

      In Q1 2004, as a result of substantially completing the liquidation of the investment in the Belgium entity, we recorded a benefit of $617,000 relating to the amount accumulated in the translation component of equity.

2004 Restructuring plans

Workforce reduction plan

      In Q1 2004, we executed a restructuring plan resulting in the elimination of 69 positions in our global workforce. This represented approximately 7% of total employees. We recorded a restructuring charge of $2.0 million in Q1 2004 covering these severance costs. The remaining liability for employee severance and termination benefit costs of $131,000 will be paid in Q2 2004, which represents our expected liquidity requirements to conclude this plan. Annual savings from this plan are approximately $6.1 million, of which approximately $950,000 was realized in compensation and benefit costs of our Q1 2004 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $2.0 million in cost of revenues; $2.1 million in research and development; $1.0 million in sales and marketing; and $853,000 in general and administrative.

Facility reduction plan

      Also in Q1 2004, we re-assessed our global headquarters office space in Pittsburgh, Pennsylvania, and ceased using one of the floors we lease through May 2010, as well as closed two domestic offices. We recorded a restructuring charge of $2.8 million in Q1 2004. We intend to sub-lease the floor in our global headquarters, and estimated sublease income based on current real estate market conditions.

      The 2004 facility reduction plan includes $2.4 million of estimated future obligations for non-cancelable lease payments generated by exiting an excess leased floor and two domestic offices, $331,000 for the impairment of property and equipment (primarily leasehold improvements) that were no longer in use and $81,000 for restructuring plan implementation costs. The accrual for lease costs (net of anticipated sub-lease proceeds) will be paid over the lease term though May 2010. As of March 31, 2004, $543,000 of the $2.3 million accrual will be paid in the twelve month period from March 31, 2004 and is therefore classified as a current liability in our consolidated balance sheet. The $543,000 current liability also represents our expected liquidity requirements in the next twelve months to continue the implementation of this plan. Annual savings from this plan are $464,000, of which $44,000 was realized in rent and depreciation costs of our Q1 2004 operating results. Annual savings from this plan are expected to be realized in the following income statement line items: $269,000 in cost of revenues; $74,000 in research and development; $74,000 in sales and marketing; and $47,000 in general and administrative.

      We are continuing to evaluate our office space requirements at our headquarters, and as a result, we may incur additional lease-related charges in the future.

      The following table sets forth an analysis of the restructuring accrual activity for the period ended March 31, 2004:

	2004 Restructuring Plan		2003 Restructuring Plan

	Workforce	Facility	Facility	European
	Reduction	Reduction	Reduction	Restructuring
	Plan	Plan	Plan	Plan	Total

Balance as of December 31, 2003	$—	$—	$4,318	$2,762	$7,080

Restructuring charge in Q1 2004:

Severance and benefits	1,966	—	—	—	1,966

Accrued lease costs	—	2,370	—	—	2,370

Property and equipment impairment	—	331	—	—	331

Implementation costs	—	81	—	—	81

Liquidation of subsidiary	—	—	—	(617)	(617)

Total charge in Q1 2004	1,966	2,782	—	(617)	4,131

Cash paid	(1,835)	(165)	(163)	(1,015)	(3,178)

Amounts utilized	—	(331)	—	617	286

Balance as of March 31, 2004	$131	$2,286	$4,155	$1,747	$8,319

      Interest and other income, net. Interest and other income, net decreased from $989,000 in Q1 2003 to $691,000 in Q1 2004. The decrease was primarily attributable to a decrease in average cash and marketable investments in Q1 2004 compared to Q1 2003 and a reduced weighted-average rate of return on cash and marketable investments. In Q1 2003, we earned $814,000 at a weighted-average rate of return of 2.5%, compared to $427,000 at a rate of return of 1.4% in Q1 2004.

      Provision for income taxes. Provision for income taxes was $291,000 in Q1 2003 and $315,000 in Q1 2004, and is comprised of foreign income taxes.

Liquidity and Capital Resources

	March 31,	December 31,
	2004	2003	Change

	($ in thousands)

Cash and cash equivalents	$60,850	$102,935	$(42,085)

Marketable investments	46,900	33,739	13,161

Total cash and investments	$107,750	$136,674	$(28,924)

Percentage of total assets	62%	75%	13 pts

Working capital	$78,382	$108,850	$30,468

Days sales outstanding (DSO)	70	63

	Three Months Ended
	March 31,

	2004	2003	Change

	($ in thousands)

Cash flows from operating activities	$(15,702)	$(6,564)	$(9,138)

Cash flows from investing activities	(29,084)	17,401	(46,485)

Cash flows from financing activities	2,701	(35)	2,736

      Net cash used in operating activities totaled $6.6 million in Q1 2003 and $15.7 million in Q1 2004. Cash used in operations in both periods is primarily due to operating losses incurred as a result of the 20% and 13% decrease in revenues from Q1 2002 to Q1 2003 and Q1 2003 to Q1 2004, respectively, and the payment of our annual incentive-based compensation of $7.5 million and $6.9 million, respectively. The use of cash in Q1 2004 is also attributable to the payment of merger-related costs of $2.1 million and an increase in DSO’s from 59 days to 70 days in Q1 2003 and Q1 2004, respectively. Net cash from operating activities in Q1 2003 and Q1 2004 does not reflect $3.8 million and $938,000, respectively, received under our service contract with Visteon.

      Net cash provided by investing activities totaled $17.4 million in Q1 2003, compared to net cash used in investing activities of $29.1 million in Q1 2004. The use of cash in investing activities in Q1 2004 is primarily attributable to $14.8 million of cash used to acquire Covisint, an independent e-business provider for the global automotive industry. See Note 5 to the consolidated financial statements. Our investing activities also reflect the investment of funds in the normal course of our treasury management activities, which includes the movement of funds in and out of cash and cash equivalents and marketable investments to maximize our rate of return. The net cash inflow in Q1 2003 was $17.6 million, compared to net cash outflow of $13.0 million in Q1 2004.

      Net cash used in financing activities totaled $35,000 in Q1 2003, compared to net cash provided by financing activities of $2.7 million in Q1 2004. The net cash used in financing activities in Q1 2003 primarily reflect $3.6 million to purchase common stock and $874,000 in debt repayments, partially offset by $3.8 million received under our service agreement with Visteon. The net cash provided by financing activities in Q1 2004 primarily reflects $2.1 million in proceeds from option exercises and $938,000 received under our service agreement with Visteon.

      In February 2003, we entered into the sixth amendment to our revolving credit facility and term loan, which reduced the availability under the revolving credit facility from $20.0 million to $15.0 million and extended the maturity date through February 2004. Borrowings under the revolving credit facility and term loan bear interest at the lender’s prime rate and prime rate +0.50%, respectively. In December 2003, we entered into the seventh amendment, which modified the financial covenant on minimum earnings to exclude non-recurring restructuring charges relating to our Facilities Reduction Plan and the European Restructuring Plan for the quarter ended December 31, 2003. In February 2004, we entered into the eighth amendment, which extends the maturity date through the earlier of August 31, 2004 or one business day before the effective date of the anticipated merger with Ariba. In April 2004, we entered into the ninth amendment, which modified the financial covenant on tangible net worth to reflect the impact of the Covisint acquisition. As of March 31, 2004, $389,000 was outstanding under the term loan and the interest rate was 4.5%. At March 31, 2004, $14.8 million was available under the revolving credit facility based on eligible accounts receivable.

      Our current bank credit facility contains restrictive covenants, including a limitation on incurring additional indebtedness and paying dividends. Our bank credit facility also includes financial covenants as to maximum capital expenditures, minimum tangible net worth, minimum earnings and minimum quick ratio. We have pledged substantially all of our tangible assets as collateral for the current credit facility. We are currently in compliance with all covenants.

      In conjunction with the anticipated merger with Ariba, we have incurred $2.1 million in pretax merger-related costs through March 31, 2004. Upon closing of the merger we become obligated to pay $2.5 million in merger-related investment banking fees.

      We will continue to invest in the growth of our business. In Q2 2004, we anticipate negative net cash flows as a result of operating losses in Q2 2004, with positive net cash flows in the second half of 2004. We believe that our current resources will be sufficient to meet our working capital and capital expenditures for at least the next 18 to 24 months. We may decide to use cash resources to fund acquisitions of complementary businesses and technologies and, if we do so, we may experience negative cash flows. Our allocation between cash and cash equivalents and marketable investments reflects our anticipated cash flow requirements in the future and current market interest rates. As of March 31, 2004, our marketable investment allocation represents 44% of total cash and investments, compared to 25% at December 31, 2003. If we are unable to continue to control costs, our resources may be depleted more quickly than we currently anticipate. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, if at all.

      In January 2003, the Board of Directors authorized the purchase of up to 15% of our outstanding common stock from time to time on the open market or in one or more negotiated transactions. As of March 31, 2004, we had purchased and retired 1,298,500 shares at a weighted average share price of $4.93.

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

      There have been no material changes in our contractual obligations and commercial commitments during the quarter ended March 31, 2004 from those presented in our Annual Report on Form 10-K/ A, as filed with the SEC on April 29, 2004.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in our market risk exposure during the quarter ended March 31, 2004 that would require an update to the disclosure in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2004.

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

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      See Note 7 to the Condensed Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Number	Description

2	Agreement and Plan of Merger and Reorganization among Registrant, Fleet Merger Corporation and Ariba, Inc. dated as of January 23, 2004 (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K dated January 27, 2004)
10.3(f)	Eighth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of February 20, 2004
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

      (b) Reports on Form 8-K.

      On January 27, 2004, the Company filed a Form 8-K reporting the Plan of Merger and Reorganization with Ariba, Inc.

      On February 2, 2004, the Company filed a Form 8-K, furnished under item 12, “Results of Operations and Financial Condition” (with respect to a press release relating to the Company performance in 2003).

* * * * * *

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on April 29, 2004.

FREEMARKETS, INC.

By:	/s/ SEAN M. ROLLMAN

SEAN M. ROLLMAN
Vice President, Controller, Treasurer and acting
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2	Agreement and Plan of Merger and Reorganization among Registrant, Fleet Merger Corporation and Ariba, Inc. dated as of January 23, 2004 (which is incorporated herein by reference to Exhibit 2.1 of Form 8-K dated January 27, 2004)

10.3(f)	Eighth Amendment to Credit Agreement between the registrant and the banks party thereto and PNC Bank, National Association as administrative agent, and Silicon Valley Bank, as syndication agent, dated as of February 20, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Acting Chief Financial Office Relating to a Periodic Report Containing Financial Statements