Form 10-Q/A
period 2004-03-31
FREEMARKETS INC
filed 2004-05-13
CIK 949968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

FreeMarkets, Inc.

Form 10-Q/A

For the Quarterly Period Ended March 31, 2004

Explanatory Note

      On April 30, 2004, FreeMarkets filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (the “Q1 2004 10-Q”) with the Securities and Exchange Commission (the “SEC”). As a result of the proposed merger of FreeMarkets with Ariba, Inc. (see “Recent Developments” below), FreeMarkets is filing this Amended Q1 2004 Form 10-Q (“10-Q/A”) to clarify certain disclosures in response to the filing of materials relevant to the proposed merger. This amendment does not reflect events occurring after the original filing of our Q1 2004 Form 10-Q or modify or update those disclosures, except to reflect certain revisions and clarifications in Items 1, 2 and 4 of this 10-Q/A.

Recent Developments

      In connection with the proposed merger between FreeMarkets and Ariba, Inc., Ariba and FreeMarkets have filed relevant materials with the SEC, including a registration statement and joint preliminary proxy statement, which was originally filed on February 12, 2004. The definitive proxy statement will be sent to holders of FreeMarkets common stock if and when it becomes available. Holders of FreeMarkets common stock are urged to read the preliminary proxy statement on file with the SEC, the definitive proxy statement if and when it becomes available and any other relevant materials filed by FreeMarkets or Ariba with the SEC because they contain, or will contain, important information about FreeMarkets, Ariba and the transaction. The preliminary proxy statement is available, and the definitive proxy statement will be available if and when it is filed, for free (along with any other documents and reports filed by FreeMarkets and Ariba with the SEC) at the SEC’s website, www.sec.gov. In addition, you may obtain documents filed with the SEC by FreeMarkets free of charge by requesting them in writing from FreeMarkets, Inc., 210 Sixth Avenue, Pittsburgh, PA, 15222, Attention: Investor Relations, or by telephone at (412) 434-0500.

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

      The Company’s methodology for allocating the purchase price to the customer contracts and technology acquired is based on a valuation performed by the Company of the net assets acquired. Goodwill will not be amortized, but will instead be subject to an annual impairment test. Goodwill resulting from the acquisition is expected to be tax deductible, but will be subject to a full valuation allowance as a result of the Company’s history of losses. Amortization of the technology acquired is being amortized over its estimated useful life of six months in cost of revenues in the Statement of Operations. Amortization of the customer contracts acquired is being amortized over the estimated useful lives of three to four years and is recorded as a reduction to gross revenues in the Statement of Operations.

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

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”).

      Certain statements contained in this Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Furthermore, in addition to the risks described in this Form 10-Q/A, we are subject to specific risks and uncertainties related to our business model, strategies, markets and legal and regulatory environment. For a detailed discussion of some of these risks, please see the risk factors included in our Annual Report on Form 10-K/ A for the year ended December 31, 2003, as filed with the SEC on April 29, 2004.

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

      Because the 46% increase in net revenues from our less-costly QS and related offerings in Q1 2004 compared to Q1 2003 did not make up for the 34% decline in net revenues from FullSource during this same time period, our total net revenues declined 13%. Total net revenues could decline further if the growth in our less-costly QS and related offerings continues to not make up for the customer migration away from and decline in FullSource. Our product offerings introduced in late 2002 and early 2003 were developed in response to the decline in FullSource, and our strategy remains concentrating on the growth of these offerings while stabilizing the migration away from FullSource.

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

Item 4.     Controls and Procedures

      The Company has established disclosure controls and procedures, which are the controls and other procedures designed to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted to the SEC is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable laws and regulations.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

* * * * * *

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on May 13, 2004.

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